Form 10-Q
period 1996-03-31
XPEDITE SYSTEMS INC
filed 1996-05-15
CIK 854009

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

                                      (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE PERIOD ENDED MARCH 31, 1996
                                            OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________________ TO__________________

COMMISSION FILE NUMBER 0-23394
                       -------
                                XPEDITE SYSTEMS, INC.
- - --------------------------------------------------------------------------------
                       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  22-2903158
- - ---------------------------------              ------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                 NUMBER)


               446 HIGHWAY 35
           EATONTOWN, NEW JERSEY                          07724
- - ---------------------------------                ------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                    (908) 389-3900
- - --------------------------------------------------------------------------------
                      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    NOT APPLICABLE
- - --------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                       ---    ---

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY THE COURT. YES    NO
                           ---    ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

          COMMON STOCK, $.01 PAR VALUE, 7,715,249 SHARES AS OF MAY 10, 1996.

                                 XPEDITE SYSTEMS, INC.

                                       - INDEX -

                                                                        PAGE NO.

PART I   - FINANCIAL INFORMATION

ITEM 1   - Financial Statements (unaudited)

           Consolidated Balance Sheets - March 31, 1996 and December
             31, 1995                                                        3

           Consolidated Statements of Income

              - Three months ended March 31, 1996 and 1995                   4

           Consolidated Statement of Stockholders' Equity (Deficit)
              - Three months ended March 31, 1996                            5

           Consolidated Statements of Cash Flows

              - Three months ended March 31, 1996 and 1995                   6


           Notes to Consolidated Financial Statements                        7

ITEM 2   - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8



PART II  - OTHER INFORMATION

ITEM 4   - Submission of matters to a vote of security holders              11

ITEM 6   - Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                  13

PART I
ITEM 1.                        XPEDITE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                      MARCH 31, 1996   DECEMBER 31, 1995
                                                                                       ----------------------------------
                                                                                          (unaudited)

Current assets:

     Cash and cash equivalents ......................................................   $    6,947,115      $   9,076,250
     Accounts receivable, net of reserve for allowances and doubtful accounts of
       $1,075,000 at March 31, 1996 and $993,000 at December 31, 1995................       18,670,463         16,567,118
     Deferred income  taxes .........................................................        2,406,663          2,406,663
     Other current assets ...........................................................        3,402,677          2,324,129
                                                                                     ----------------- ------------------
            Total current assets ....................................................       31,426,918         30,374,160

Property, plant and equipment , net .................................................       16,622,673         16,235,393
Customer lists, net of accumulated amortization of $1,172,000 at March 31, 1996 and
   $897,000 at December 31, 1995.....................................................        7,447,621          6,935,206
Purchased software, net of accumulated amortization of $1,114,000 at March 31, 1996
   and $886,000 at December 31, 1995.................................................        3,450,131          3,591,852
Costs in excess of fair value of net assets acquired, net of accumulated
   amortization of $286,000  at March 31, 1996 and $78,000 at December 31, 1995......        8,018,624          8,226,593
Investments in affiliates, at cost ..................................................          494,187            510,390
Loans to affiliate ..................................................................        3,220,485          2,525,102
Deferred income taxes................................................................        1,815,237          1,815,237
Other assets ........................................................................        2,623,994          2,668,838
                                                                                     ----------------- ------------------
            Total....................................................................   $   75,119,870      $  72,882,771
                                                                                        ==============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:

     Accounts payable................................................................   $   12,672,152      $  10,712,562
     Accrued expenses ...............................................................        6,586,000          7,127,162
     Current portion of long-term debt ..............................................       10,683,403         10,652,747
     Current portion of capital lease obligations ...................................          292,483            307,232
     Income taxes payable............................................................        3,092,183          3,254,114
     Other current liabilities.......................................................           95,280            588,115
                                                                                     ----------------- ------------------
            Total current liabilities................................................       33,421,501         32,641,932

Long-term debt ......................................................................       34,292,952         35,763,421
Long-term portion of capital lease obligations ......................................          548,962            559,257
Deferred income taxes ...............................................................        4,789,117          4,786,300
Other liabilities ...................................................................          950,360            247,809

Stockholders' equity (deficit):

     Common Stock, $.01 par value, authorized 15,000,000; issued and outstanding
        7,775,606 at March 31, 1996, and 7,773,399 shares at

        December 31, 1995............................................................           77,756             77,734
     Additional paid-in capital......................................................       48,927,676         48,921,115
     Accumulated deficit.............................................................      (47,672,454)       (49,898,797)
     Less: Treasury stock; 72,000 at March 31, 1996, and
        December 31, 1995; at cost ..................................................         (216,000)          (216,000)
                                                                                     ----------------- ------------------
            Total stockholders' equity (deficit).....................................        1,116,978         (1,115,948)
                                                                                     ----------------- ------------------
            Total....................................................................   $   75,119,870      $  72,882,771
                                                                                        ==============      =============

                              XPEDITE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                               1996             1995

Net revenues:

        Domestic service revenues ....   $ 18,382,092    $ 10,978,892
        International service revenues      9,876,537            --
        System sales and other .......      1,824,981         953,900
                                         ------------    ------------
          Total net revenues .........     30,083,610      11,932,792

Cost of sales:

        Operations, line charges and

            support engineering ......     12,922,236       4,015,882
        Cost of sales of systems .....        877,343         424,083
                                         ------------    ------------
          Total cost of sales ........     13,799,579       4,439,965
                                         ------------    ------------
Gross margin .........................     16,284,031       7,492,827

Operating expenses:

        Selling and marketing ........      6,452,363       3,278,537
        General and administrative ...      2,054,120         815,478
        Research and development .....      1,209,686         771,229
        Depreciation and amortization       1,688,161         499,249
                                         ------------    ------------
          Total operating expenses ...     11,404,330       5,364,493
                                         ------------    ------------
Operating income .....................      4,879,701       2,128,334

Interest income ......................        114,350         207,957
Interest expense .....................     (1,006,663)           --
Other income .........................        100,126            --
                                         ------------    ------------
Income before income taxes ...........      4,087,514       2,336,291
Income tax expense ...................      1,720,200         771,000
                                         ------------    ------------
Net income ...........................   $  2,367,314    $  1,565,291
                                         ============    ============

Net income per Common Share ..........   $       0.29    $       0.23
                                         ============    ============

Weighted average shares outstanding ..      8,115,000       6,884,400
                                         ============    ============



                See notes to consolidated financial statements.


                              XPEDITE SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                           ADDITIONAL
                                       COMMON STOCK          PAID-IN     ACCUMULATED     TREASURY STOCK
                                      SHARES    AMOUNT       CAPITAL       DEFICIT     SHARES     AMOUNT         TOTAL

BALANCE, DECEMBER 31, 1995            7,773,399   $77,734  $48,921,115    $(49,898,797)  (72,000) $(216,000)  $(1,115,948)


Exercise of stock options...........      2,207        22        6,561              -          -          -         6,583
Cumulative translation
   adjustment.......................          -         -            -       (140,971)         -          -      (140,971)
Net income..........................          -         -            -      2,367,314          -          -     2,367,314
                                      ---------   -------  -----------    ------------   -------  ---------   -----------

BALANCE, MARCH 31, 1996               7,775,606   $77,756  $48,927,676    $(47,672,454)  (72,000) $(216,000)  $(1,116,978)
                                      =========   =======  ===========    =============  =======  =========   ============


                              XPEDITE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             1996             1995
                                                             ----             ----

          OPERATING ACTIVITIES:
Net (loss) income .....................................   $  2,367,314    $  1,565,291
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:

      Depreciation and amortization ...................      1,899,434         573,065
      Other non-cash (gains) losses ...................         65,838


      Deferred income taxes ...........................         12,972
  Change in operating assets and liabilities:
      Accounts receivable .............................     (2,139,187)       (768,323)
      Other current assets ............................     (1,061,127)        285,009
      Other assets ....................................        (50,382)        (78,200)
      Accounts payable ................................      1,396,854        (978,134)
      Accrued expenses ................................        139,171         459,802
      Other liabilities ...............................        147,414            --
      Income taxes payable ............................       (271,092)        237,750
                                                            ----------      ----------
Net cash provided by operating activities .............      2,507,209       1,296,260

INVESTING ACTIVITIES:

  Acquisition of property, equipment, computer software     (1,646,943)     (1,188,649)
  Acquisition of businesses ...........................       (756,996)           --
  Purchase of held-to-maturity securities .............           --        (3,899,352)
  Loans to affiliate ..................................       (695,383)       (332,131)
                                                            ----------      ----------
Net cash used in investing activities .................     (3,099,322)     (5,420,132)

FINANCING ACTIVITIES:

  Repayments loans and notes payable ..................     (1,518,007)           --
  Repayments of capital lease obligations .............        (17,804)         (9,983)
  Net proceeds from issuance of Common Stock ..........          6,583           8,212

Net cash provided by (used in) financing activities ...     (1,529,228)         (1,771)

Effect of exchange rate changes on cash ...............         (7,794)           (340)
                                                            ----------      ----------

(Decrease) increase in cash and cash equivalents ......     (2,129,135)     (4,125,983)
Cash and cash equivalents at beginning of year ........      9,076,250      10,320,933
                                                            ----------      ----------
                                                                          ------------
Cash and cash equivalents at end of year ..............   $  6,947,115    $  6,194,950
                                                          ============    ============

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

      A. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. 1995 Annual Report.

      B. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      C. The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date, and income statement amounts have been translated using the average exchange rate for the period. Gains and losses resulting from changes in exchange rates are insignificant, and have been included as a component of shareholders' equity.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           Three Months Ended March 31, 1996, Compared to Three Months
                              Ended March 31, 1995

The Company acquired Vitel, Swift, and Comwave (collectively "the acquisitions") on November 20, 1995. Net revenues and results of operations for the acquisitions are included in those of the Company for the three months ended March 31, 1996. As a result of the acquisitions, the Company is classifying net service revenue as either "international" or "domestic". The Company defines domestic service revenues as those generated by the Company's U.S. and Canadian sales forces. All other service revenues are defined by the Company as international service revenues.

For the three months ended March 31, 1996, net revenues increased by 152.1% to $30.1 million as compared to the same period in 1995. Net service revenues increased by 157.4% to $28.3 million for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The acquisitions contributed approximately $14.0 million in net service revenues; $4.1 million in domestic revenue and $9.9 million in international revenue. Prior to the acquisitions, the Company had no international service revenues. The remaining increase in domestic net service revenues resulted primarily from the efforts of the Company's sales force in penetrating new markets and exploring expanded applications in existing markets.

System sales and other net revenues increased by 91.3% to $1.8 million for the three months ended March 31, 1996, compared to the same period in 1995. The increase was primarily the result of an increased volume of sales of system upgrades and expansion equipment, and related royalty revenue.

The Company's gross margins were 54.1% and 62.8% for the three months ended March 31, 1996, and 1995, respectively. Service margin rates decreased to 54.3% for the first quarter of 1996, as compared to 63.4% for the same period in 1995. The decline in service margins resulted primarily from the acquisitions' international service revenues which are sold at a lower gross margin but on average generate a higher retained revenue per page. Partially offsetting the impact of the lower international gross margin were lower long distance rates resulting from favorable negotiations with the Company's primary telecommunications service providers, completion of additional direct interconnections with local exchange carriers, and the interconnection of the Company's systems with those acquired in November 1995. Domestic service margins were also impacted by a reduction of approximately 11.5% in the average price charged to customers to deliver a Fax Broadcast page, as compared with the first quarter of the prior year. This reduction was in response to competition in the market in which the Company operates. The Company expects further domestic price reductions of approximately 10% over the next year, in response to competitive pressures, and that any future reduction in pricing will be partially offset by further reductions in fax delivery costs. In addition, the Company expects that an increase in the volume of revenues and increased operating efficiencies will also mitigate the impact on domestic margins of declining prices. Margin rates on system sales and other revenues also decreased slightly to 51.9% for the three months ended March 31, 1996, compared to 55.5% for the same period in 1995, primarily as a result of product mix.

Selling and marketing expenses increased by 96.8% to $6.5 million for the three months ended March 31, 1996, as compared to the same period in 1995. Selling and marketing expenses as a percentage of net revenues decreased to 21.4% for the three months ended March 31, 1996, from 27.5% for the three months ended March 31, 1995. The acquisitions accounted for $2.4 million of the increase. The remainder of the increase is attributed primarily to the expansion of the

Company's domestic direct sales force, customer care and sales support functions, in response to the increase in revenues. As of March 31, 1996, the Company employed approximately 175 direct sales employees both domestically and internationally, as compared with 103 domestically at March 31, 1995.

General and administrative expenses increased by 151.9% to $2.1 million for the three months ended March 31, 1996, as compared to the same period in 1995. The acquisitions accounted for $1.1 million of the increase, with the remainder primarily resulting from additional administrative overhead costs relating to the Company's growth. General and administrative expenses as a percentage of net revenues were 6.8% for the three months ended March 31, 1996, and the three months ended March 31, 1995.

Research and development expenses increased by 56.9% for the three months ended March 31, 1996, to $1.2 million, as compared to the same period in 1995. The acquisitions accounted for $0.3 million of this increase. The remaining increase was primarily due to costs for developing enhancements and new services and features, and integration of the Company's systems. Research and development expenses as a percentage of net revenues decreased to 4.0% for the three months ended March 31, 1996, from 6.5% for the three months ended March 31, 1995.

Depreciation and amortization increased by 238.1% for the three months ended March 31, 1996, to $1.7 million. The increase in depreciation and amortization is attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to the acquisitions.

Operating income increased by 129.3% to $4.9 million for the three months ended March 31, 1996, as compared with the same period in 1995, primarily resulting from increased net service revenues. Operating income as a percentage of net revenues decreased to 16.2% for the three months ended March 31, 1996, as compared with 17.8% for the three months ended March 31, 1995.

Interest income decreased to $0.1 million for the three months ended March 31, 1996, as compared with $0.2 million for the three months ended March 31, 1995, as a result of utilizing available cash in connection with the acquisitions. For the three months ended March 31, 1996, the Company also incurred interest expense of $1.0 million, primarily related to the $40.0 million term loan, which was entered into to finance the acquisitions.

Income tax expense for the three months ended March 31, 1996, was $1.7 million or 42% of income before income taxes, compared to 33% for the same period in 1995. The effective rate for the three months ended March 31, 1996, exclusive of amortization of costs in excess of fair value of the acquisitions (a non-deductible item), was 40%.

As a result of the factors discussed above, the Company's net income increased by 51.2% to $2.4 million for the three months ended March 31, 1996, as compared with $1.6 million for the comparable period in 1995. Net income per Common share increased by 26.1% to $0.29 for the three months ended March 31, 1996, from $0.23 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

There was no balance outstanding on the Company's $5.0 million revolving credit facility at March 31, 1996. The Company entered into a $40.0 million term loan to finance the acquisitions of ViTel, Swift, and Comwave. The term loan is payable in quarterly installments of $1.25 million increasing periodically to $2.25 million with a final payment in November 2001. During the three months ended March 31, 1996, the Company made a principal payment on the term loan amounting to $1.25 million. Subordinated notes in the principal amounts of $5.1 million were issued to the sellers of ViTel. The notes do not accrue interest until May 20, 1996, at which time they begin to accrue interest at 17% per annum until November 1996, and thereafter at the rate of 12% per annum until maturity in January 2002. Interest on the notes is payable annually by the issuance of additional notes in principal amount equal to the interest payment. In the event that all unpaid principal and accrued interest is not paid in full on or prior to November 20, 1996, the aggregate principal amount of the notes will increase to approximately $7.4 million. It is the Company's intention to prepay the notes prior to November 20, 1996, with approximately 350,000 shares of the Company's Common Stock. The Company also has notes payable to banks and to former owners of ViTel totaling $1.2 million at March 31, 1996, payable in monthly and quarterly payments through September 1998.

At March 31, 1996 the Company had $6.9 million in cash and cash equivalents. The working capital deficit of $2.0 million at March 31, 1996, resulted from funding the acquisitions in November 1995. Operations generated $2.5 million in cash for the three months ended March 31, 1996, compared to $1.3 million for the same period in 1995.

Net cash used in investing activities for the three months ended March 31, 1996, was $3.1 million as compared with $5.4 million for the same period in 1995. The Company's primary capital expenditures are investments in computer systems and equipment, ____ and telecommunications systems. During the three months ended March 31, 1996, the Company made additional loans to Xpedite Systems, GmbH ("Xpedite Germany") of $0.7 million. The Company also used $0.8 million to acquire the domestic customer base of a foreign company.

The Company has Put/Call agreements with each of Xpedite Germany, Xpedite Systems, S.A. and Xpedite Systems, Ltd. The purchase prices payable in connection with the exercise of such "call" or "put" options is based on, among other things, certain formulas set forth in the agreements. Due to the uncertainties as to the ability of these companies to achieve certain financial results and as to whether the conditions set forth in the Put/Call agreements will be met, the Company believes that the put and call agreements will not become exercisable in the next twelve months.

The Company believes that its sources of capital, including internally generated funds, and cash available on the revolving credit agreement will be adequate to satisfy its debt requirements and anticipated capital needs for the next twelve months. However, the Company may nevertheless elect to finance its future capital requirements through additional equity or debt financing.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Registrant's 1995 Annual Meeting of Stockholders (the "Annual Meeting") was held on January 10, 1996. The matters voted upon at the Annual Meeting, and the number of votes cast for, against or withheld with respect to each such matter, as well as the number of abstentions and broker nonvotes thereon, were as follows:

          1.   Election of two Class 2 Directors

                                                 FOR        WITHHELD    ABSTAIN

               Roy B. Andersen, Jr.              6,285,269     3,904          0
               Paul Leslie Hammond               6,285,269     3,904          0

          2.   Ratification and Approval of the 1996 Incentive Stock Option Plan

                            FOR          AGAINST       ABSTAIN
                         4,388,314       339,774       15,765

          3. Ratification of Ernst & Young, LLP as the Registrant's Independent Public Accountants

                            FOR          AGAINST       ABSTAIN
                         6,286,081         692          2,400

          Information with respect to each of the foregoing matters is set forth in the Registrant's Notice of Annual Meeting, Proxy Statement and form of proxy mailed on December 12, 1995 to all holders of record of Common Stock of the Registrant as of December 6, 1995, and filed with the Commission on December 13, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

                  27.1  Financial Data Schedule

          (b) Reports on Form 8-K:

               Amendment No. 1 on Form 8-K/A, dated as of January 5, 1996, to Current Report on Form 8-K, with respect to the following financial statements:

                      Swift Global Communications, Inc. and Subsidiaries Consolidated Financial Statements for the years ended
                           August 31, 1994 and 1995

                      Swift Global Communications, Inc. and Subsidiary Consolidated Financial Statements for the years ended
                           August 31, 1992 and 1993

             ViTel International Holding Company, Inc.
             Consolidated Financial Statements for the years ended
                  June 30, 1994 and 1995

             ViTel International Holding Company, Inc.
             Consolidated Financial Statements for the years ended
                  June 30, 1993 and 1992

             Comwave Communications AG
             Consolidated Report and Financial Statements in U.S. Dollars
                  for the year ended December 31, 1994 and the nine-month period ended September 30, 1995

             Xpedite Systems, Inc.
             Pro Forma Condensed Combined Financial Statements (unaudited)

         Amendment No. 2 on Form 8-K/A, dated as of January 12, 1996, to Current Report on Form 8-K, with respect to the following financial statements:

             ViTel International Holding Company, Inc.
             Consolidated Condensed Financial Statements
                  for the nine-month period ended September 30, 1995 (unaudited)

                                          SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    XPEDITE SYSTEMS, INC.

                                         (Registrant)



DATE:    May 14, 1996          /s/ ROY B. ANDERSEN, JR.
                             --------------------------
                             Roy B. Andersen, Jr.
                             President, Chief Executive
                             Officer and Director
                             (Principal Executive Officer)




DATE:  May 14, 1996            /s/ STUART S. LEVY
                             --------------------
                             Stuart S. Levy
                             Vice President, Finance and
                             Chief Financial Office
                             (Principal Accounting and Financial Officer)