Form 10-Q/A
period 1996-03-31
XPEDITE SYSTEMS INC
filed 1996-05-31
CIK 854009

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-Q/A

                                     AMENDMENT NO. 1

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

COMMISSION FILE NUMBER 0-23394
                       -------
                                XPEDITE SYSTEMS, INC.
- --------------------------------------------------------------------------------
                       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  22-2903158
- ---------------------------------              ------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                 NUMBER)


               446 HIGHWAY 35
           EATONTOWN, NEW JERSEY                          07724
- ---------------------------------                ------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                    (908) 389-3900
- --------------------------------------------------------------------------------
                      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    NOT APPLICABLE
- --------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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

                                    XPEDITE SYSTEMS, INC.

                                         (Registrant)



DATE:    May 16, 1996          /s/ ROY B. ANDERSEN, JR.
                             --------------------------
                             Roy B. Andersen, Jr.
                             President, Chief Executive
                             Officer and Director
                             (Principal Executive Officer)




DATE:  May 16, 1996            /s/ STUART S. LEVY
                             --------------------
                             Stuart S. Levy
                             Vice President, Finance and
                             Chief Financial Office
                             (Principal Accounting and Financial Officer)