Form 10-Q
period 1996-06-30
XPEDITE SYSTEMS INC
filed 1996-08-12
CIK 854009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996 or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________________ to _____________________

Commission File Number 0-23394

                              XPEDITE SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                     22-2903158
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

            446 Highway 35
         Eatontown, New Jersey                           07724
(Address of principal executive offices)               (Zip Code)


                                 (908) 389-3900
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No _____

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes _____ No _____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 Par Value, 8,126,057 shares as of July 31, 1996.

                              XPEDITE SYSTEMS, INC.

                                    - INDEX -



                                                                                              PAGE NO.
PART I    - FINANCIAL INFORMATION

ITEM 1    - Financial Statements (unaudited)

              Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                   3

              Consolidated Statements of Income
                 - Three and six months ended June 30, 1996 and 1995                              4

              Consolidated Statement of Stockholders' Equity (Deficit)
                 - Six months ended June 30, 1996                                                 5

              Consolidated Statements of Cash Flows
                 - Six months ended June 30, 1996 and 1995                                        6


              Notes to Consolidated Financial Statements                                          7



ITEM 2    - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            8



PART II   - OTHER INFORMATION


ITEM 6    - Exhibits and Reports on Form 8-K                                                     12


SIGNATURES                                                                                       13

PART I
ITEM 1.                                             Xpedite Systems, Inc.
                                                 Consolidated Balance Sheets

                                                           Assets
                                                           ------

                                                                                        June 30, 1996     December 31, 1995
                                                                                        -------------     -----------------
                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents ......................................................   $    4,528,300      $   9,076,250
     Accounts receivable, net of reserve for allowances and doubtful accounts of
       $1,213,000 at June 30, 1996 and $993,000 at December 31, 1995.................       20,233,510         16,567,118
     Deferred income  taxes .........................................................        2,406,663          2,406,663
     Other current assets ...........................................................        4,079,687          2,324,129
                                                                                        --------------      -------------
            Total current assets ....................................................       31,248,160         30,374,160

Property, plant and equipment, net ..................................................       18,580,061         16,235,393
Customer lists, net of accumulated amortization of $1,440,000 at June 30, 1996 and
   $897,000 at December 31, 1995.....................................................        7,667,919          6,935,206
Purchased software, net of accumulated amortization of $1,483,000 at June 30, 1996
   and $886,000 at December 31, 1995.................................................        3,304,384          3,591,852
Costs in excess of fair value of net assets acquired, net of accumulated
   amortization of $494,000  at June 30, 1996 and $78,000 at December 31, 1995.......        7,810,655          8,226,593
Investments in affiliates, at cost ..................................................          493,557            510,390
Loans to affiliate ..................................................................        3,285,777          2,525,102
Deferred income taxes................................................................        1,815,237          1,815,237
Other assets ........................................................................        2,492,434          2,668,838
                                                                                        --------------      -------------
            Total....................................................................   $   76,698,184      $  72,882,771
                                                                                        ==============      =============

                                       Liabilities and Stockholders' Equity (Deficit)
                                       ----------------------------------------------
Current liabilities:
     Accounts payable................................................................   $   11,082,553      $  10,712,562
     Accrued expenses ...............................................................        6,770,545          7,127,162
     Current portion of long-term debt ..............................................        6,286,833         10,652,747
     Current portion of capital lease obligations ...................................          291,375            307,232
     Income taxes payable............................................................        3,805,578          3,254,114
     Other current liabilities.......................................................          110,003            588,115
                                                                                        --------------      -------------
            Total current liabilities................................................       28,346,887         32,641,932

Long-term debt ......................................................................       32,956,050         35,763,421
Long-term portion of capital lease obligations ......................................          468,819            559,257
Deferred income taxes ...............................................................        4,785,022          4,786,300
Other liabilities ...................................................................          902,058            247,809

Stockholders' equity (deficit):
     Common Stock, $.01 par value, authorized 15,000,000; issued and outstanding
        8,195,163 at June 30, 1996, and 7,773,399 shares at
        December 31, 1995............................................................           81,952             77,734
     Additional paid-in capital......................................................       54,250,143         48,921,115
     Accumulated deficit.............................................................      (44,876,747)       (49,898,797)
     Less: Treasury stock; 72,000 shares at June 30, 1996, and
        December 31, 1995; at cost ..................................................         (216,000)          (216,000)
                                                                                        --------------      -------------
            Total stockholders' equity (deficit).....................................        9,239,348         (1,115,948)
                                                                                        --------------      -------------
            Total....................................................................   $   76,698,184      $  72,882,771
                                                                                        ==============      =============

               See notes to consolidated financial statements.

                                                    Xpedite Systems, Inc.
                                           Consolidated Statements of Operations
                                                         (unaudited)

                                                                 Six months ended June 30,            Three months ended June 30,
                                                             --------------------------------       --------------------------------
                                                                 1996                1995               1996                1995
                                                             ------------        ------------       ------------        ------------
Net revenues:
        Domestic service revenues ....................       $ 37,724,098        $ 21,973,506       $ 19,341,994        $ 10,994,614
        International service revenues ...............         20,291,338                  --         10,414,813                  --
        System sales and other .......................          3,580,555           1,861,675          1,755,574             907,775
                                                             ------------        ------------       ------------        ------------
          Total net revenues .........................         61,595,991          23,835,181         31,512,381          11,902,389

Cost of sales:
        Operations, line charges and
            support engineering ......................         26,677,926           8,020,868         13,755,690           4,004,986
        Cost of sales of systems .....................          1,559,618             757,951            682,275             333,868
                                                             ------------        ------------       ------------        ------------
          Total cost of sales ........................         28,237,544           8,778,819         14,437,965           4,338,854
                                                             ------------        ------------       ------------        ------------
Gross margin .........................................         33,358,447          15,056,362         17,074,416           7,563,535

Operating expenses:
        Selling and marketing ........................         13,304,888           6,632,342          6,852,525           3,353,805
        General and administrative ...................          4,014,502           1,611,773          1,960,382             796,295
        Research and development .....................          2,483,396           1,596,391          1,273,710             825,162
        Depreciation and amortization ................          3,498,304           1,036,729          1,810,143             537,480
                                                             ------------        ------------       ------------        ------------
          Total operating expenses ...................         23,301,090          10,877,235         11,896,760           5,512,742
                                                             ------------        ------------       ------------        ------------
Operating income .....................................         10,057,357           4,179,127          5,177,656           2,050,793

Interest income ......................................            245,431             410,737            131,081             202,780
Interest expense .....................................         (2,002,891)                 --           (996,228)                 --
Other income .........................................            130,061                  --             29,935                  --
                                                             ------------        ------------       ------------        ------------
Income before income taxes ...........................          8,429,958           4,589,864          4,342,444           2,253,573
Income tax expense ...................................          3,460,817           1,514,700          1,740,617             743,700
                                                             ------------        ------------       ------------        ------------
Net income ...........................................       $  4,969,141        $  3,075,164       $  2,601,827        $  1,509,873
                                                             ============        ============       ============        ============

Net income per Common Share ..........................       $       0.61        $       0.45       $       0.31        $       0.22
                                                             ============        ============       ============        ============

Weighted average shares outstanding ..................          8,204,000           6,882,000          8,331,300           6,883,400
                                                             ============        ============       ============        ============


                See notes to consolidated financial statements.

                              Xpedite Systems, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (unaudited)




                                         Common Stock       Additional                         Treasury Stock
                                     -------------------      Paid-in      Accumulated      ---------------------
                                      Shares     Amount       Capital        Deficit         Shares       Amount         Total
BALANCE, DECEMBER 31, 1995           7,773,399   $77,734   $ 48,921,115   $(49,898,797)     (72,000)    $(216,000)   $ (1,115,948)


Exercise of stock options ........      70,764       708        139,391             --           --            --         140,099
Cumulative translation
   adjustment ....................          --        --             --         52,909           --            --          52,909
Conversion of subordinated debt...     351,000     3,510      5,189,637             --           --            --       5,193,147
Net income .......................          --        --             --      4,969,141           --            --       4,969,141
                                     ---------   -------   ------------   ------------      -------     ---------    ------------
BALANCE, JUNE 30, 1996 ...........   8,195,163   $81,952   $ 54,250,143   $(44,876,747)     (72,000)    $(216,000)   $  9,239,348
                                     =========   =======   ============   ============      =======     =========    ============


                See notes to consolidated financial statements.

                              Xpedite Systems, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                    Six months ended June 30,
                                                                                              --------------------------------------
                                                                                                  1996                     1995
                                                                                              ------------             ------------
OPERATING ACTIVITIES:
Net income .......................................................................            $  4,969,141             $  3,075,164
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization ..............................................               3,925,065                1,188,378
      Other non-cash losses ......................................................                 225,990                       --
      Deferred income taxes ......................................................                  (1,278)                      --
   Change in operating assets and liabilities:
       Accounts receivable .......................................................              (3,658,969)                (722,075)
       Other current assets ......................................................              (1,661,542)                (207,409)
       Other assets ..............................................................                 (14,418)                (134,085)
       Accounts payable ..........................................................                (108,716)                (273,165)
       Accrued expenses ..........................................................                 299,361               (1,067,131)
       Other liabilities .........................................................                 100,219                       --
       Income taxes payable ......................................................                 509,313                 (274,306)
                                                                                              ------------             ------------
Net cash provided by operating activities ........................................               4,584,166                1,585,371

INVESTING ACTIVITIES:
   Acquisition of property, equipment, computer software .........................              (4,689,966)              (2,141,710)
   Acquisition of businesses .....................................................              (1,275,000)                      --
   Purchase of held-to-maturity securities .......................................                      --               (5,873,990)
   Investments in affiliates .....................................................                  (2,352)                      --
   Loans to affiliate ............................................................                (760,675)                (713,146)
                                                                                              ------------             ------------
Net cash used in investing activities ............................................              (6,727,993)              (8,728,846)

FINANCING ACTIVITIES:
   Proceeds from loans and notes payable .........................................                 700,000                       --
   Repayments of loans and notes payable .........................................              (2,862,197)                      --
   Repayments of capital lease obligations .......................................                 (98,002)                 (18,747)
   Net proceeds from issuance of Common Stock ....................................                 140,099                   71,558
                                                                                              ------------             ------------
Net cash provided by (used in) financing activities ..............................              (2,120,100)                  52,811

Effect of exchange rate changes on cash ..........................................                (284,023)                    (184)
                                                                                              ------------             ------------

(Decrease) in cash and cash equivalents ..........................................              (4,547,950)              (7,090,848)
Cash and cash equivalents at beginning of period .................................               9,076,250               10,320,933
                                                                                              ------------             ------------
Cash and cash equivalents at end of period .......................................            $  4,528,300             $  3,230,085
                                                                                              ============             ============


                See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

1.   General

     A. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. 1995 Annual Report.

     B. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     C. The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date, and income statement amounts have been translated using the average exchange rate for the period. Gains and losses resulting from changes in exchange rates are insignificant, and have been included as a component of stockholders' equity.

     D. In November 1995, the Company issued subordinated notes to the former owners of ViTel International Holding Company, Inc. ("ViTel") as part of the purchase price of the acquisition of ViTel. On June 14, 1996, the Company issued 351,000 shares of Common Stock to prepay the outstanding subordinated notes, and accrued interest thereon, of approximately $5.2 million. The shares of Common Stock were placed in escrow pending approval by the Company's stockholders of such prepayment.

ITEM 2.

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995, and
 Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995

The Company acquired Vitel, Swift Global Communications Inc. ("Swift"), and Comwave Communications AG ("Comwave") on November 20, 1995 (collectively "the acquisitions"). Net revenues and results of operations for the acquisitions are included in those of the Company for the three and six months ended June 30, 1996. As a result of the acquisitions, the Company is classifying net service revenue as either "international" or "domestic". The Company defines domestic service revenues as those generated by the Company's U.S. and Canadian sales forces. All other service revenues are defined by the Company as international service revenues.

Net revenues increased by 158.4% to $61.6 million and 164.8% to $31.5 million for the six and three months ended June 30, 1996, respectively, as compared to the same periods in 1995. Net service revenues increased by 164.0% to $58.0 million for the six months ended June 30, 1996, and 170.7% to $29.8 million for the three months ended June 30, 1996. For the six month period ended June 30, 1996, the acquisitions contributed approximately $28.3 million in net service revenues; $8.0 million in domestic service revenue and $20.3 million in international service revenue. For the three month period ended June 30, 1996, the acquisitions contributed approximately $14.3 million in net service revenues; $3.9 million in domestic service revenue and $10.4 million in international service revenue. Prior to the acquisitions, the Company had minimal international service revenues. The remaining increases in domestic net service revenues resulted primarily from the efforts of the Company's sales force in penetrating new markets and exploring expanded applications in existing markets.

Compared to the same periods in 1995, system sales and other net revenues increased by 92.3% to $3.6 million and 93.3% to $1.8 million for the six and three months ended June 30, 1996, respectively. The increases were primarily the result of an increased volume of sales of system upgrades and expansion equipment, and related royalty revenue.

The Company's gross margins were 54.2% and 63.2% for the six months ended June 30, 1996, and 1995, respectively. For the three months ended June 30, 1996, and 1995, gross margins were 54.2% and 63.5%, respectively. Service margin rates decreased to 54.0% for the first six months of 1996, as compared to 63.5% for the same period in 1995, and decreased to 53.8% for the three months ended June 30, 1996, as compared to 63.6% for the same period in 1995. The decline in service margins resulted primarily from the acquisitions' international service revenues which are sold at a lower gross margin but on average generate a higher retained revenue per page. Partially offsetting the impact of the lower international gross margin were lower long distance rates resulting from favorable negotiations with the Company's primary telecommunications service providers, completion of additional direct interconnections with local exchange carriers, and the interconnection of the Company's systems with those acquired in November 1995 in connection with the acquisitions. Domestic service margins were also impacted by a reduction of approximately 15% in the average price charged to customers to deliver a Fax Broadcast page, as compared with the first six months of the prior year. This reduction was in response to competition in the markets in which the Company operates. The Company expects further domestic price reductions of approximately 10% over the next year, in response to competitive pressures, and the Company believes that any future reduction in pricing will be partially offset by further reductions in fax delivery costs. In addition, the Company believes that an increase in the volume of revenues and increased operating efficiencies will also mitigate the impact on domestic margins of declining prices. Margin rates on system sales and other revenues also decreased slightly to 61.1% for the three months ended June 30, 1996, compared to 63.2% for the same period in 1995, and decreased to

56.4% for the six months ended June 30, 1996 as compared to 59.2% for the same period in 1995, primarily as a result of product mix.

Selling and marketing expenses increased by 100.6% to $13.3 million and by 104.3% to $6.9 million, respectively, for the six and three months ended June 30, 1996, as compared to the same periods in 1995. Selling and marketing expenses decreased as a percentage of net revenues, to 21.6% for the six months ended June 30, 1996, from 27.8% for the six months ended June 30, 1995. Selling and marketing expenses also decreased as a percentage of net revenues, to 21.7% for the three months ended June 30, 1996, from 28.2% for the three months ended June 30, 1995. The acquisitions accounted for $5.2 million of the six month increase, and $2.7 million of the three month increase. The remainder of the increases are attributable primarily to the expansion of the Company's domestic direct sales force, customer care and sales support functions, in response to the increase in revenues. As of June 30, 1996, the Company employed 189 direct sales employees both domestically and internationally, as compared with 120 domestically and none internationally at June 30, 1995.

General and administrative expenses increased by 149.2% to $4.0 million for the six months ended June 30, 1996, as compared to the same period in 1995, and increased by 146.2% to $2.0 million for the three months ended June 30, 1996, as compared to the same period in 1995. The acquisitions accounted for $2.0 million of the increase for the six month period and $1.0 million of the increase for the three month period, with the remainder primarily resulting from additional administrative overhead costs relating to the Company's growth. General and administrative expenses as a percentage of net revenues were 6.5% and 6.2% for the six and three months ended June 30, 1996, respectively, as compared with 6.8% and 6.7% for the six and three months ended June 30, 1995.

Research and development expenses increased by 55.6% for the six months ended June 30, 1996, to $2.5 million, as compared to the same period in 1995. For the three months ended June 30, 1996, research and development expenses increased by 54.3% to $1.3 million from the comparable period in 1995. The acquisitions accounted for $0.6 million of the six month increase, and $0.3 million of the three month increase. The remaining increases were primarily due to costs for developing product enhancements and new services and features, and integration of the Company's systems. Research and development expenses as a percentage of net revenues decreased to 4.0% for the six months ended June 30, 1996, from 6.7% for the six months ended June 30, 1995, and decreased to 4.0% for the three months ended June 30, 1996, from 6.9% for the three months ended June 30, 1995.

Depreciation and amortization increased by 237.6% to $3.5 million and by 237.1% to $1.8 million for the six and three months ended June 30, 1996, respectively, as compared to the same periods in the prior year. The increases in depreciation and amortization are attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to the acquisitions.

Operating income increased by 140.7% to $10.1 million for the six months ended June 30, 1996, as compared with the same period in 1995. For the three months ended June 30, 1996, operating income increased by 152.5% to $5.2 million, as compared with the three months ended June 30, 1995. The increases primarily resulted from growth in net service revenues. Operating income as a percentage of net revenues decreased to 16.3% and 16.4% for the six and three months ended June 30, 1996, respectively, as compared with 17.5% and 17.2% for the six and three months ended June 30, 1995.

Interest income decreased to $0.2 million for the six months ended June 30, 1996, and decreased to $0.1 million for the three months ended June 30, 1996, as compared with $0.4 million and $0.2 million for the six and three months ended June 30, 1995, respectively. The Company utilized its available cash balances in connection with the acquisitions. The Company also incurred interest expense of $2.0 million for the six months ended June 30, 1996, and $1.0 million for the three months ended June 30, 1996, primarily related to the Company's $40.0 million term loan, which was entered into in November 1995 to finance the acquisitions.

Income tax expense for the six months ended June 30, 1996, was $3.5 million or 41% of income before income taxes, and for the three months ended June 30, 1996, was $1.7 million or 40% of income before income taxes, compared to 33% for both the six and three months ended June 30, 1995. The effective rate for the six months and three months ended June 30, 1996, exclusive of amortization of costs in excess of fair value of the net assets acquired (a non-deductible item), was 39%, and 38%, respectively.

As a result of the factors discussed above, the Company's net income increased by 61.6% to $5.0 million for the six months ended June 30, 1996, as compared with $3.1 million for the comparable period in 1995. Net income for the three months ended June 30, 1996, increased by 72.3% to $2.6 million as compared with $1.5 million for the same period in 1995. Net income per common share increased by 35.6% to $0.61 for the six months ended June 30, 1996, from $0.45 for the six months ended June 30, 1995, and increased by 40.9% to $0.31 for the three months ended June 30, 1996, from $0.22 for the three months ended June 30, 1995.


Liquidity and Capital Resources

The Company entered into a credit facility in November 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of June 30, 1996, the Company had an outstanding balance of $0.7 million on its revolving loan. This amount was borrowed to meet short term working capital needs. The term loan was entered into to finance the acquisitions of ViTel, Swift, and Comwave. The term loan is payable in quarterly installments of $1.25 million increasing periodically to $2.25 million with a final payment in November 2001. During the six months ended June 30, 1996, the Company made principal payments on the term loan amounting to $2.5 million. In connection with the acquisition of ViTel, subordinated notes in the aggregate principal amount of $5.1 million were issued to the sellers of ViTel. The notes did not accrue interest until May 20, 1996, at which time they began to accrue interest at 17% per annum until November 1996, and thereafter at the rate of 12% per annum until maturity in January 2002. Interest on the notes is payable annually by the issuance of additional notes in principal amount equal to the interest payment. On June 14, 1996, the Company prepaid the notes, and related accrued interest, with 351,000 shares of the Company's Common Stock. The Common Stock is currently being held in escrow, pending approval by the Company's stockholders of such prepayment. The Company also has notes payable to banks and to former owners of ViTel totaling $1.7 million at June 30, 1996, payable in monthly and quarterly payments through September 1998.

At June 30, 1996, the Company had $4.5 million in cash and cash equivalents, and working capital of $2.9 million. Operations generated $4.6 million in cash for the six months ended June 30, 1996, compared to $1.6 million for the same period in 1995.

Net cash used in investing activities for the six months ended June 30, 1996, was $6.7 million as compared with $8.7 million for the same period in 1995. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems. During the six months ended June 30, 1996, the Company made additional loans to

Xpedite Systems, GmbH ("Xpedite Germany") of $0.8 million. The Company also used $1.3 million to acquire the domestic customer base of a foreign company.

The Company has put/call agreements with each of Xpedite Germany, Xpedite Systems, S.A. and Xpedite Systems, Ltd. The purchase prices payable in connection with the exercise of such "call" or "put" options is based on, among other things, certain formulas set forth in the agreements. Due to the uncertainties as to the ability of these companies to achieve certain financial results and as to whether the conditions set forth in the put/call agreements will be met, the Company believes that the put/call agreements will not become exercisable in the next twelve months.

The Company believes that its sources of capital, including internally generated funds, and cash available on the revolving credit agreement will be adequate to satisfy its debt requirements and anticipated capital needs for the next twelve months. However, the Company may nevertheless elect to finance its future capital requirements through additional equity or debt financing.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

                   10.1 Employment Agreement, dated as of June 27, 1996, between the Registrant and Robert S. Vaters.

                   27.1  Financial Data Schedule.

          (b) Reports on Form 8-K.

              Amendment No. 3 on Form 8-K/A to the Registrant's Current Report on Form 8-K, filed on May 3, 1996, amending information reported under Item 7.

              Amendment No. 4 on Form 8-K/A to the Registrant's Current Report on Form 8-K, filed on June 28, 1996, amending information reported under Item 7.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              XPEDITE SYSTEMS, INC.
                                  (Registrant)




DATE:     August 12, 1996            /s/ ROY B. ANDERSEN, JR.
                                    --------------------------
                                    Roy B. Andersen, Jr.
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)




DATE:  August 12, 1996               /s/ ROBERT S. VATERS
                                    ----------------------
                                    Robert S. Vaters
                                    Executive Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                Description
- -----------                -----------
  10.1                     Employment Agreement, dated as of June 27, 1996,
                           between the Registrant and Robert S. Vaters.

  27.1                     Financial Data Schedule.