Form 10-Q
period 1996-09-30
XPEDITE SYSTEMS INC
filed 1996-11-14
CIK 854009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Period Ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _________________ to _________________

Commission File Number 0-23394

                              XPEDITE SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                         22-2903158
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

             446 Highway 35
          Eatontown, New Jersey                               07724
(Address of principal executive offices)                    (Zip Code)


                                 (908) 389-3900
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

     Common Stock, $.01 Par Value, 8,829,648 shares as of November 11, 1996.

                              XPEDITE SYSTEMS, INC.

                                    - INDEX -



                                                                        PAGE NO.

PART I    - FINANCIAL INFORMATION

ITEM 1    - Financial Statements (unaudited)

              Consolidated Balance Sheets - September 30, 1996 and
                 December 31, 1995                                            3

              Consolidated Statements of Income
                 - Three and nine months ended September 30, 1996 and 1995    4

              Consolidated Statement of Stockholders' Equity (Deficit)
                 - Nine months ended September 30, 1996                       5

              Consolidated Statements of Cash Flows
                 - Nine months ended September 30, 1996 and 1995              6


              Notes to Consolidated Financial Statements                      7



ITEM 2    - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8



PART II   - OTHER INFORMATION


ITEM 6    - Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                   14

PART I
ITEM 1.

                              Xpedite Systems, Inc.
                           Consolidated Balance Sheets


                                     Assets
                                                                                      September 30, 1996    December 31, 1995
                                                                                      ------------------    -----------------
                                                                                          (unaudited)
Current assets:
     Cash and cash equivalents.......................................................   $    7,211,268         $   9,076,250
     Accounts receivable, net........................................................       23,359,046            16,567,118
     Deferred income  taxes..........................................................        2,406,663             2,406,663
     Other current assets............................................................        4,611,619             2,324,129
                                                                                        --------------         -------------
            Total current assets.....................................................       37,588,596            30,374,160

Property, plant and equipment, net...................................................       20,255,549            16,235,393
Customer lists, net..................................................................        7,383,494             6,935,206
Purchased software, net..............................................................        3,188,779             3,591,852
Costs in excess of fair value of net assets acquired, net............................        9,247,972             8,226,593
Investments in affiliates, at cost...................................................        2,074,945               510,390
Loans to affiliate...................................................................        3,367,696             2,525,102
Deferred income taxes................................................................        1,815,237             1,815,237
Other assets.........................................................................        2,565,192             2,668,838
                                                                                        --------------         -------------
            Total....................................................................   $   87,487,460         $  72,882,771
                                                                                        ==============         =============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable................................................................   $    8,363,490         $  10,712,562
     Accrued expenses................................................................        9,301,410             7,127,162
     Current portion of long-term debt...............................................        7,785,025            10,652,747
     Current portion of capital lease obligations....................................          260,617               307,232
     Income taxes payable............................................................        4,734,913             3,254,114
     Other current liabilities.......................................................          813,355               588,115
                                                                                        --------------         -------------
            Total current liabilities................................................       31,258,810            32,641,932

Long-term debt.......................................................................       27,501,363            35,763,421
Long-term portion of capital lease obligations.......................................          421,091               559,257
Deferred income taxes................................................................        4,782,342             4,786,300
Other liabilities....................................................................          905,912               247,809

Stockholders' equity (deficit):
     Common Stock, $.01 par value, authorized 15,000,000; issued and outstanding
        8,831,384 at September 30, 1996, and 7,773,399 shares at
        December 31, 1995............................................................           88,314                77,734
     Additional paid-in capital......................................................       64,587,986            48,921,115
     Accumulated deficit.............................................................      (41,842,358)          (49,898,797)
     Less: Treasury stock; 72,000 shares at September 30, 1996, and
        December 31, 1995; at cost...................................................         (216,000)             (216,000)
                                                                                        --------------         -------------
            Total stockholders' equity (deficit).....................................       22,617,942            (1,115,948)
                                                                                        --------------         -------------
            Total....................................................................   $   87,487,460         $  72,882,771
                                                                                        ==============         =============


                 See notes to consolidated financial statements.

                              Xpedite Systems, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                         Nine months ended               Three months ended
                                                            September 30,                    September 30,
                                                         1996            1995             1996           1995
                                                    ----------      -----------      ----------     ---------
Net revenues:
        Domestic service revenues..............  $   57,931,365   $   33,391,876  $  20,132,396   $   11,418,370
        International service revenues.........      31,384,851              -       11,168,384              -
        System sales and other.................       5,451,028        2,592,156      1,870,473          730,481
                                                 --------------   --------------  -------------   --------------
          Total net revenues...................      94,767,244       35,984,032     33,171,253       12,148,851

Cost of sales:
        Operations, line charges and
            support engineering................      41,393,892       12,023,408     14,715,966        4,002,539
        Cost of sales of systems...............       2,021,610          987,677        461,992          229,726
                                                 --------------   --------------  -------------   --------------
          Total cost of sales..................      43,415,502       13,011,085     15,177,958        4,232,265
                                                 --------------   --------------  -------------   --------------
Gross margin...................................      51,351,742       22,972,947     17,993,295        7,916,586

Operating expenses:
        Selling and marketing..................      20,704,174       10,164,937      7,399,286        3,532,595
        General and administrative.............       6,172,830        2,430,974      2,158,328          819,201
        Research and development...............       3,687,757        2,420,014      1,204,361          823,623
        Depreciation and amortization..........       5,515,645        1,608,151      2,017,341          571,423
                                                 --------------   --------------  -------------   --------------
          Total operating expenses.............      36,080,406       16,624,076     12,779,316        5,746,842
                                                 --------------   --------------  -------------   --------------
Operating income...............................      15,271,336        6,348,871      5,213,979        2,169,744

Interest income ...............................         356,137          603,388        110,706          192,651
Interest expense...............................      (2,826,175)             -         (823,284)             -
Other income...................................         146,773              -           16,712              -
                                                 --------------   --------------  -------------   --------------
Income before income taxes.....................      12,948,071        6,952,259      4,518,113        2,362,395
Income tax expense.............................       5,276,302        2,294,300      1,815,485          779,600
                                                 --------------   --------------  -------------   --------------
Net income.....................................  $    7,671,769   $    4,657,959  $   2,702,628   $    1,582,795
                                                 ==============   ==============  =============   ==============

Net income per Common Share ...................  $         0.91   $        0.68   $        0.30   $        0.23
                                                 ==============   ==============  =============   ==============

Weighted average shares outstanding............       8,415,100        6,883,600      8,890,800        6,870,800
                                                 ==============   ==============  =============   ==============


                 See notes to consolidated financial statements.

                              Xpedite Systems, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (unaudited)




                                          Common Stock      Additional                    Treasury Stock
                                          ------------       Paid-in     Accumulated      --------------
                                        Shares    Amount      Capital       Deficit      Shares     Amount       Total
                                        ------    ------      -------       -------      ------     ------       -----
BALANCE, DECEMBER 31, 1995            7,773,399   $77,734  $ 48,921,115   $(49,898,797)  (72,000) $(216,000)  $(1,115,948)


Exercise of stock options...........     74,485       745       171,411              -         -          -       172,156
Cumulative translation
   adjustment.......................          -         -             -        384,670         -          -       384,670
Issuance of Common Stock ...........    632,500     6,325    10,305,823              -         -          -    10,312,148
Conversion of subordinated debt.....    351,000     3,510     5,189,637              -         -          -     5,193,147
Net income..........................          -         -             -      7,671,769         -          -     7,671,769
                                    ----------------------------------- ------------------------ ---------- -------------
BALANCE, SEPTEMBER 30, 1996           8,831,384   $88,314  $ 64,587,986   $(41,842,358)  (72,000) $(216,000)  $22,617,942
                                    ===========   =======  ============   =============  =======  =========   ===========


                 See notes to consolidated financial statements.

                              Xpedite Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                         Nine months ended September 30,
                                                         -------------------------------
                                                              1996            1995
                                                          ------------    ------------
OPERATING ACTIVITIES:
Net income ............................................   $  7,671,769    $  4,657,959
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization ...................      6,119,053       1,849,442
      Other non-cash losses ...........................        182,001            --
      Deferred income taxes ...........................         60,076            --
   Change in operating assets and liabilities:
       Accounts receivable ............................     (6,768,726)     (1,940,444)
       Other current assets ...........................     (2,177,846)       (270,159)
       Other assets ...................................        (76,960)       (535,273)
       Accounts payable ...............................     (2,834,878)           --
       Accrued expenses ...............................      2,743,952        (294,219)
       Other liabilities ..............................        795,355        (111,381)
       Income taxes payable ...........................      1,372,843          89,036
                                                          ------------    ------------
Net cash provided by operating activities .............      7,086,639       3,444,961

INVESTING ACTIVITIES:
  Acquisition of property, equipment, computer software     (7,540,912)     (2,779,819)
  Acquisition of businesses ...........................     (2,914,692)           --
  Purchase of held-to-maturity securities .............           --        (1,974,639)
  Investments in affiliates ...........................     (1,630,928)           --
  Loans to affiliate ..................................       (842,594)     (1,111,888)
                                                          ------------    ------------
Net cash used in investing activities .................    (12,929,126)     (5,866,346)

FINANCING ACTIVITIES:
  Proceeds from loans and notes payable ...............      2,901,187            --
  Repayments of loans and notes payable ...............     (9,112,248)           --
  Repayments of capital lease obligations .............       (176,897)        (23,806)
  Net proceeds from issuance of Common Stock ..........     10,484,304          83,267
                                                          ------------    ------------
Net cash provided by (used in) financing activities ...      4,096,346          59,461

Effect of exchange rate changes on cash ...............       (118,841)            831
                                                          ------------    ------------

(Decrease) in cash and cash equivalents ...............     (1,864,982)     (2,361,093)
Cash and cash equivalents at beginning of period ......      9,076,250      10,320,933
                                                          ------------    ------------
Cash and cash equivalents at end of period ............   $  7,211,268    $  7,959,840
                                                          ============    ============


                 See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements


1. General

     A. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. 1995 Annual Report.

     B. In September 1996, the Company's Korean subsidiary acquired the fax service business of PosData Company Ltd. for approximately $2.7 million. PosData had been the Company's nodal partner in Korea.

     C. In August 1996, the Company completed an offering of 720,000 shares of its common stock, at a price of $18.75 per share, less underwriting discounts and commissions. Of the total shares sold, the Company issued 550,000 shares and certain stockholders of the Company ("Selling Stockholders") sold 170,000 shares. In September 1996, the underwriters exercised their over-allotment option, resulting in the issuance by the Company of an additional 82,500 shares of common stock, and the sale of an additional 25,500 shares by the Selling Stockholders.

     D. In November 1995, the Company issued subordinated notes to the former owners of ViTel International Holding Company, Inc. ("ViTel") as part of the purchase price of the acquisition of ViTel. On June 14, 1996, the Company issued 351,000 shares of Common Stock to prepay the outstanding subordinated notes, and accrued interest thereon, of approximately $5.2 million. The shares of Common Stock were placed in escrow pending approval by the Company's stockholders of such prepayment. Approval was obtained at a Special Meeting of Stockholders held on August 30, 1996.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended September 30, 1996, Compared to Nine months ended September
     30, 1995, and Three Months Ended September 30, 1996, Compared to
     Three Months Ended September 30, 1995

The Company acquired Vitel, Swift Global Communications, Inc. ("Swift"), and Comwave Communications AG ("Comwave") (collectively "the acquisitions") on November 20, 1995. As a result of the acquisitions, the Company is classifying net service revenue as either "international" or "domestic". The Company defines domestic service revenues as those generated by the Company's U.S. and Canadian sales forces. All other service revenues are defined by the Company as international service revenues.

Net revenues increased by 163.4% to $94.8 million and 173.0% to $33.2 million for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995. Net service revenues increased by 167.5% to $89.3 million for the nine months ended September 30, 1996, and 174.1% to $31.3 million for the three months ended September 30, 1996. For the nine month period ended September 30, 1996, the acquisitions contributed approximately $43.3 million in net service revenues; $11.9 million in domestic service revenue and $31.4 million in international service revenue. For the three month period ended September 30, 1996, the acquisitions contributed approximately $15.0 million in net service revenues; $3.9 million in domestic service revenue and $11.1 million in international service revenue. Prior to the acquisitions, the Company had minimal international service revenues. The remaining increases in domestic net service revenues resulted primarily from the efforts of the Company's sales force in penetrating new markets and exploring expanded applications in existing markets.

Compared to the same periods in 1995, system sales and other net revenues increased by 110.3% to $5.5 million and 156.1% to $1.9 million for the nine and three months ended September 30, 1996, respectively. The increases were primarily the result of an increased volume of sales of system upgrades and expansion equipment, and related royalty revenue.

The Company's gross margins were 54.2% and 63.8% for the nine months ended September 30, 1996, and 1995, respectively. For the three months ended September 30, 1996, and 1995, gross margins were 54.2% and 65.2%, respectively. Service margins decreased to 53.7% for the first nine months of 1996, as compared to 64.0% for the same period in 1995, and decreased to 53.0% for the three months ended September 30, 1996, as compared to 64.9% for the same period in 1995. The decline in service margins resulted primarily from the historically lower margins on international service revenues of the acquired companies. Partially offsetting the impact of the lower international gross margins were lower domestic long distance rates resulting from favorable negotiations with the Company's primary domestic telecommunications service providers, completion of additional direct interconnections with local exchange carriers, and the interconnection of the Company's systems with those acquired in November 1995, in connection with the acquisitions. Domestic service margins were also impacted by a reduction of approximately 16% in the average price charged to customers to deliver a Fax Broadcast page, as compared with the first nine months of the prior year. This reduction was in response to competition in the markets in which the Company operates. The Company expects both prices and telecommunications costs to continue to decline in the future. Margin rates on system sales and other revenues increased to 75.3% for the three months ended September 30, 1996, compared to 68.6% for the same period in 1995, and increased to 62.9% for the nine months ended September 30, 1996 as compared to 61.9% for the same period in 1995, primarily as a result of product mix.

Selling and marketing expenses increased by 103.7% to $20.7 million and by 109.5% to $7.4 million, respectively, for the nine and three months ended September 30, 1996, as compared to the same periods in 1995. Selling and marketing expenses decreased as a percentage of net revenues, to 21.8% for the nine months ended September 30, 1996, from 28.2% for the nine months ended September 30, 1995. Selling and marketing expenses also decreased as a percentage of net revenues, to 22.3% for the three months ended September 30, 1996, from 29.1% for the three months ended September 30, 1995. The acquisitions accounted for $8.1 million of the nine month increase, and $2.9 million of the three month increase. The remainder of the increases are attributable primarily to the expansion of the Company's domestic direct sales force, customer care and sales support functions, in response to the increase in revenues. As of September 30, 1996, the Company employed 221 direct sales employees both domestically and internationally, as compared with 117 domestically and none internationally at September 30, 1995.

General and administrative expenses increased by 153.9% to $6.2 million for the nine months ended September 30, 1996, as compared to the same period in 1995, and increased by 163.5% to $2.2 million for the three months ended September 30, 1996, as compared to the same period in 1995. The acquisitions accounted for $2.9 million of the increase for the nine month period and $0.8 million of the increase for the three month period, with the remainder primarily resulting from additional administrative overhead costs relating to the Company's growth. General and administrative expenses as a percentage of net revenues were 6.5% for the nine and three months ended September 30, 1996, respectively, as compared with 6.8% and 6.7% for the nine and three months ended September 30, 1995.

Research and development expenses increased by 52.4% for the nine months ended September 30, 1996, to $3.7 million, as compared to the same period in 1995. For the three months ended September 30, 1996, research and development expenses increased by 46.2% to $1.2 million from the comparable period in 1995. The acquisitions accounted for $0.9 million of the nine month increase, and $0.2 million of the three month increase. The remaining increases were primarily due to costs for developing product enhancements and new services and features, and integration of the Company's systems. Research and development expenses as a percentage of net revenues decreased to 3.9% for the nine months ended September 30, 1996, from 6.7% for the nine months ended September 30, 1995, and decreased to 3.6% for the three months ended September 30, 1996, from 6.8% for the three months ended September 30, 1995.

Depreciation and amortization increased by 242.9% to $5.5 million and by 253.0% to $2.0 million for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in the prior year. The increases in depreciation and amortization are attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to the acquisitions.

Operating income increased by 140.5% to $15.3 million for the nine months ended September 30, 1996, as compared with the same period in 1995. For the three months ended September 30, 1996, operating income increased by 140.3% to $5.2 million, as compared with the three months ended September 30, 1995. The increases primarily resulted from growth in net service revenues. Operating income as a percentage of net revenues decreased to 16.1% and 15.7% for the nine and three months ended September 30, 1996, respectively, as compared with 17.6% and 17.9% for the nine and three months ended September 30, 1995.

Interest income decreased to $0.3 million for the nine months ended September 30, 1996, and decreased to $0.1 million for the three months ended September 30, 1996, as compared with $0.6 million and $0.2 million for the nine and three months ended September 30, 1995, respectively. The Company utilized its available cash balances in connection with the acquisitions. The Company also incurred interest expense of $2.8 million for the nine months ended September 30, 1996, and $0.8 million for the three months ended September 30, 1996, primarily related to the Company's $40.0 million term loan, which was entered into in November 1995, to finance the acquisitions.

Income tax expense for the nine months ended September 30, 1996, was $5.3 million or 41% of income before income taxes, and for the three months ended September 30, 1996, was $1.8 million or 40% of income before income taxes, compared to 33% for both the nine and three months ended September 30, 1995. The effective rates for the nine months and three months ended September 30, 1996, exclusive of amortization of costs in excess of fair value of the net assets acquired (a non-deductible item), were 39%, and 38%, respectively.

As a result of the factors discussed above, the Company's net income increased by 64.7% to $7.7 million for the nine months ended September 30, 1996, as compared with $4.7 million for the comparable period in 1995. Net income for the three months ended September 30, 1996, increased by 70.8% to $2.7 million as compared with $1.6 million for the same period in 1995. Net income per common share increased by 33.8% to $0.91 for the nine months ended September 30, 1996, from $0.68 for the nine months ended September 30, 1995, and increased by 30.4% to $0.30 for the three months ended September 30, 1996, from $0.23 for the three months ended September 30, 1995.


Liquidity and Capital Resources

The Company entered into a credit facility in November 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of September 30, 1996, the Company had no outstanding balance on its revolving loan. The term loan was entered into to finance the acquisitions of ViTel, Swift, and Comwave. The term loan is payable in quarterly installments of $1.25 million increasing periodically to $2.25 million with a final payment in November 2001. During the nine months ended September 30, 1996, the Company made principal payments on the term loan amounting to $7.8 million. In connection with the acquisitions of ViTel, subordinated notes in the aggregate principal amount of $5.1 million were issued to the sellers of ViTel. On June 14, 1996, the Company prepaid the notes, and related accrued interest, with 351,000 shares of the Company's Common Stock, which prepayment was approved by the Company's stockholders at a Special Meeting of Stockholders held on August 30, 1996. The Company has notes payable to banks and to former owners of ViTel totaling $1.4 million at September 30, 1996, payable in monthly and quarterly payments through September 1998. In connection with the acquisition of certain assets from PosData in September 1996, the Company obtained a $2.2 million loan from the Korean branch of a U.S. bank, which was collateralized by a cash deposit of the same amount in the domestic branch.

At September 30, 1996, the Company had $7.2 million in cash and cash equivalents, and working capital of $6.3 million. Operations generated $7.1 million in cash for the nine months ended September 30, 1996, compared to $3.4 million for the same period in 1995.

Net cash used in investing activities for the nine months ended September 30, 1996, was $12.9 million as compared with $5.9 million for the same period in 1995. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems. During the nine months ended September 30, 1996, the Company made additional loans to Xpedite Systems, GmbH ("Xpedite Germany") of $0.8 million, and increased its minority equity investment in Xpedite Systems, SA ("Xpedite France") by $1.6 million. The Company also used $1.3 million to acquire the domestic customer base of a foreign company, and approximately $2.7 million to acquire the fax business of PosData Company Ltd. in Korea.

The Company has "put" and "call" arrangements relating to the outstanding shares of each of Xpedite Systems, Ltd. ("Xpedite UK"), Xpedite Germany and Xpedite France, (collectively "the European Affiliates"). The purchase prices payable in connection with the exercise of such "put" or "call" options is based on, among other things, the achievement of certain financial results as set forth in the put and call agreements. The Company has also been granted a "special option" to purchase approximately 17% of the outstanding shares of Xpedite Germany from a current shareholder at a cost of approximately $33,000. Due to the uncertainties as to the ability of each of the European Affiliates to achieve or continue to achieve such financial results and as to whether the conditions set forth in such agreements will be met, the Company does not consider the exercise of these options to be probable during the next twelve months.

However, because (i) Xpedite UK has produced operating results in excess of the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite UK agreement, and (ii) Xpedite Germany has recently produced operating results indicating they may attain the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite Germany agreement, and if the profitable financial performance of Xpedite UK and Xpedite Germany continues, it is reasonably likely that the Company could exercise or be subject to the exercise of these options in early 1998 with respect to Xpedite UK and Xpedite Germany. Assuming that Xpedite Germany achieves the minimum amount of earnings of $1.1 million (at current exchange rates) and utilizing the Company's stock price and earnings at and as of the twelve months ended September 30, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $9.5 million, after utilization of the "special option". The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings at and as of the twelve months ended September 30, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $83.5 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next eighteen months. However, assuming that Xpedite France achieves the minimum amount of earnings of $1.2 million (at current exchange rates) and utilizing the Company's stock price and earnings at and as of the twelve months ended September 30, 1996, the purchase price payable in connection with the exercise of 100% of the put option would be approximately $12.8 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

If exercised, the purchase price payable in connection with the "put" and "call" options is payable in cash or any negotiable security, Common Stock, or a combination of cash, Common Stock, or any negotiable security, at the Company's option. In addition to the foregoing, the

Company may purchase one or more of the European Affiliates pursuant to negotiations with the stockholders thereof (a "Negotiated Purchase"). The Company has had preliminary discussions with each of the European Affiliates about this possibility.

The Company believes that its sources of capital, including internally generated funds, and cash available pursuant to its Credit Facility will be adequate to satisfy its debt requirements and anticipated capital needs for the next twelve months. However, the Company may elect to finance its future capital requirements through additional equity or debt financing. Further, if the Company exercises or is subject to the exercise of the options described above, or purchases one or more of the European Affiliates pursuant to a Negotiated Purchase, and if the Company elects to finance such exercise or purchase using cash, then the Company may be required to obtain additional equity or debt financing. The Company cannot predict whether or not the purchase of all or any portion of one or more of the European Affiliates will have a dilutive effect on the Company's earnings, as such effect will be dependent upon purchase price paid, the manner in which the purchase is financed and other variable factors.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits:

                  None

             (b) Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    XPEDITE SYSTEMS, INC.
                                        (Registrant)




DATE:  November 13, 1996            /s/ ROY B. ANDERSEN, JR.
                                    -------------------------------
                                    Roy B. Andersen, Jr.
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)




DATE:  November 13, 1996            /s/ ROBERT S. VATERS
                                    -------------------------------
                                    Robert S. Vaters
                                    Executive Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)