Form 10-K
period 1996-12-31
XPEDITE SYSTEMS INC
filed 1997-03-28
CIK 854009

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ___________ to ____________

                          Commission File No.: 0-23394

                              XPEDITE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 22-2903158
------------------------------------        -------------------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                 Identification Number)

          446 Highway 35
       Eatontown, New Jersey                             07724
------------------------------------        -------------------------------
   (Address of Principal Executive                     (Zip Code)
              Offices)
                                                     (908) 389-3900
                                            -------------------------------
                                            (Registrant's Telephone Number,
                                                  Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant as of March 19, 1997 was $127,670,987, based upon the last reported bid price of $21.125 per share of Common Stock on March 19, 1997, as reported in the NASDAQ National Market.

     The number of shares outstanding of Registrant's Common Stock as of March 19, 1997 was 8,958,033.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS.


     Xpedite Systems, Inc. ("Xpedite" or the "Company") provides a wide range of computer and fax- based services focused primarily on high volume electronic document distribution. Based in Eatontown, New Jersey, the Company is the leading independent worldwide provider of enhanced fax services ("Enhanced Fax Services"), and now also offers discounted international fax services ("Discounted International Fax Services") via a worldwide network with points of presence in over 70 cities in over 35 countries and over 10,000 fax lines. The Company also provides telex, internet, e-mail and mailgram services.

     In 1988, the Company was formed and began marketing Enhanced Fax Services. From its inception, the Company's focus was on the provision of value-added fax services to the United States market. The Company's growth plan was comprised of three elements: to (1) identify new applications for the Company's fax services and offer messaging capabilities beyond fax (e.g., telex and e-mail); (2) export the Company's service business internationally by operating service bureaus overseas; and (3) as the Enhanced Fax Services business grew and justified domestic and international networks, add new services to the product mix and leverage the Company's sales and marketing distribution network. The tactical execution of this strategy involved the continuous expansion of the Company's sales organization, acquisitions where feasible, continuous development of the enhanced messaging service platform and the selection of the Company's second major product offering: international point-to-point fax service.

     By expanding its sales organization and developing new applications for its services, the Company has become the largest United States provider of Enhanced Fax Services and now offers these services throughout Europe, North America and the Pacific Rim. In many cases, applications that are well proven in the United States are only in the early stages of adoption overseas. In addition, the Company's United States sales and marketing organization continues to identify new applications and expand upon those already established. The international network justified by establishing these services overseas is also being utilized to support the Company's launch and development of its international point-to-point fax services.

     The Company's current strategy is to expand from being primarily a provider of Enhanced Fax Services in North America to become a provider of both Enhanced and Discounted International Fax Services on a worldwide basis. The key elements of the Company's strategic plan are to (1) leverage its proven experience in the Enhanced Fax Services market by continuing to develop new applications for its Enhanced Fax Services and by establishing a leadership position in new markets through "exporting" proven Enhanced Fax Services to geographic areas in which the Company has not historically offered such services; (2) capitalize on the multi-billion dollar market for Discounted International Fax Services by aggressively marketing both its "store and forward" and "real-time" services through its direct sales force, sales agents, resellers and Nodal Partners (as defined below), and by installing the infrastructure required for the delivery of such services on a worldwide basis; (3) continue to expand and develop its "solution-oriented" direct sales force which the Company believes is one of the key elements of its success; (4) expand the Xpedite Network (as defined below) by adding new Nodes (as defined below) and leased telecommunications lines in order to continue to lower its fax delivery costs; and (5) increase market share, expand geographic coverage, leverage the Xpedite Network, and achieve economies of scale and operating efficiencies through strategic acquisitions, alliances and other business relationships.

PRODUCTS AND SERVICES

     The Company's services provide customers with a lower cost, more reliable and more time efficient information delivery method than most other document distribution alternatives. The Company's Enhanced Fax Services consist primarily of its "fax broadcast" and "gateway messaging" services. The fax broadcast services enable a customer to rapidly distribute the same document to multiple recipients by sending a single transmission through the Company's system to a list of fax addresses. The appeal of the fax broadcast service is the significant cost and time savings as compared to internally printing and mailing documents or managing the fax process. Examples of the types of communications delivered via fax broadcast services include the dissemination of research reports by financial services organizations and the transmission of campaign information by political groups. In addition, a portion of the Company's fax broadcast revenues are attributable to customers utilizing the Company's proprietary "PC Xpedite" software, which enables a customer to input the document to be broadcast and transmit it to the Company, and supports the customer's capability to maintain lists of fax addresses. Gateway messaging, the Company's other primary Enhanced Fax Service, enables a customer to send information from the customer's computer through the Company's system to a recipient's fax or telex machine, or to a recipient via the Internet or X.400 electronic mail networks or other electronic media. The Company's gateway messaging service typically involves the processing of a large volume of individual communications (i.e., a single document to a single recipient), each of which is in the same format but contains different information. Examples of the types of communications delivered via gateway messaging services include the delivery of confirmations of reservations by hotels and airlines and the delivery of invoices, purchase orders and shipping documents by manufacturing and shipping companies.

     In connection with its Enhanced Fax Services, the Company offers a number of applications which increase the attractiveness of its products and differentiates the Company in the marketplace. Examples of these applications include: (1) "Fax on Demand" which allows callers to select information through a touch tone phone which is sent directly to their fax machine; (2) "Enhanced Fax Merging" which permits senders to personalize information which can be inserted into original text at any point in a standard multi-address document; and (3) "Toll-Free Fax Response" which allows senders to receive responses by fax to a toll-free 800 number.

     The Company's Discounted International Fax Service allows a customer to use an automatic dialing device attached to the customer's fax machine (at a cost of less than $100) to direct international faxes to the Company's document distribution network for delivery to the recipient at a discount of approximately 15% to 25% to standard international toll calls. The Company's initial Discounted International Fax Service was a "store and forward" service, in which the fax is transmitted by the sender to and stored in the Company's system for subsequent delivery. In response to demand in the market for a discounted international fax service which would enable the sender to obtain immediate confirmation that the fax had been delivered, the Company launched its "real-time" service in the second half of 1996. With real-time service, the customer uses the same automatic dialing device as is used in the store and forward service, but rather than store the fax for subsequent delivery, the Company connects the sender's fax machine directly to the recipient's fax machine, thereby delivering the fax immediately.

CUSTOMER BASE

     The Company has achieved significant growth in its customer base. Applications for the Company's fax services are utilized by a broad array of customers including those in the publishing, public relations and investor relations, commercial banking, manufacturing, travel, electronics, legal and pharmaceutical industries. The Company's customer base is broadly diversified, with no single domestic industry group accounting for greater than 15% of revenues. The Company believes that this diversification provides it with assurance that its revenues will not be greatly affected by the cyclicality of any particular industry or a general business downturn in any particular sector. The Company's international network and capabilities have also attracted customers from additional industries such as the global freight industry.

THE XPEDITE NETWORK

     In order to offer high quality Enhanced and Discounted International Fax Services cost effectively, the Company has established a worldwide document distribution network (the "Xpedite Network"). The Xpedite Network consists of the Company's document distribution system, the systems of the SVC Companies which are connected to the Company's system, the Company's "Nodal Partners" and the leased telecommunications lines which connect all of these systems. "Nodal Partners" are certain independent entities which have purchased an electronic document distribution system from the Company and which sell Discounted International Fax Services. A "Node" is an element of the Xpedite Network located at a geographically distinct "point of presence" which allows access to or egress from the Xpedite Network via a local telephone call. The Company's Nodes allow it to deliver a larger number of faxes using inexpensive local calls rather than higher priced long distance or international fax calls and provide customers with significant discounts and cost savings on its international fax traffic. The Company's leased telecommunications lines, which connect the Nodes, provide secure, high quality connections and minimize third-party telecommunications expenses. In addition, the Company's leased telecommunications lines provide the reliable, continuous, high-speed throughput required for delivery of real-time services. The Company currently leases telecommunications lines from a variety of the major telecommunications carriers both in the U.S. and overseas. These lines are leased on a one- to two-year basis with an option to upgrade to higher speed lines and are generally billed on a monthly basis.

     The Company has experienced significant growth in fax traffic since 1993, with average daily fax minutes increasing from approximately 0.3 million in 1993 to 1.4 million (1.0 million excluding acquisitions) in 1996; this increase represents a compound annual growth rate of approximately 67%.

     The Company charges for its fax services both on a per minute and a per page basis, with the bulk of its sales occurring on a per minute basis. A substantial portion of the Company's fax traffic terminates in cities where the Company or its affiliates have Nodes. The Company estimates that approximately 40% of its domestic fax deliveries in 1996 were routed over the Xpedite Network. The Company purchases long- services from MCI Communications Corp., Cable and Wireless Communications, Inc., LDDS (WorldCom) and a number of national post, telephone and telegraph companies ("PTTs") around the world, among others, to carry fax traffic that is routed to destinations where the Company does not have Nodes. In the future, the Company expects its total telecommunications costs per minute of fax traffic to decrease as an increasing amount of traffic is routed over the Xpedite Network.

SALES AND MARKETING

     The markets for the Company's services are large and growing. The Company believes that the market for Enhanced Fax Services is annually at least $300 million in North America and $800 million worldwide. The target market for the Company's Discounted International Fax Services is the global fax transmission market, which the Company believes is annually in excess of $3 billion in North America and $10 billion worldwide. The Company believes that its markets will continue to grow, fueled by growth in international trade and continued growth in the utilization of fax machines and computer fax devices.

     The Company's business has grown as a result of, among other things, the development of a highly- trained sales organization. The Company's full-time direct sales force has increased from 41 people at the end of 1992 to 236 people at year-end 1996. These full-time sales personnel are deployed throughout the Company's 48 sales offices in 14 countries today with approximately 150 operating in North America. The Company also utilizes a significant network of third party distributors (sales agents and resellers) both in countries where it has a direct sales presence and in locations where it does not currently have such a presence. These third party distributors accounted for approximately 20% of the Company's net revenues in 1996.

STRATEGIC RELATIONSHIPS AND ACQUISITIONS

     To complement its organic sales growth and expand internationally, the Company has completed six acquisitions since 1993. In February 1993, the Company acquired certain enhanced fax and messaging services assets from TRT/FTC Communications, Inc. In November 1995, the Company acquired Swift Global
Communications, Inc. ("Swift"), ViTel International Holding Company, Inc. ("ViTel") and Comwave Communications AG ("Comwave," and collectively with Swift and ViTel, the "SVC Companies") which together had points of presence in 35 countries and a 45 person direct sales force. This acquisition significantly expanded the Company's North American and international businesses and allowed the Company to accelerate its entry into the international fax market. On a pro forma basis, the acquisition of the SVC Companies, which had revenues of over $55 million in 1995, approximately doubled the Company's net revenues for the year ended December 31, 1995. More recently, the Company continued its expansion in the Pacific Rim through the acquisition in September 1996 of the fax service business of PosData Company Ltd., the Company's Nodal Partner in Korea, and the acquisition in December 1996 of the enhanced fax service business of Pacific Star, known as Fax 2000, an Australian fax service provider.

     In connection with its international expansion, the Company has also entered into relationships in Europe with Xpedite Systems, GmbH ("XSG"), Xpedite Systems, S.A. ("XSSA") and Xpedite Systems, Ltd. ("XSL," and collectively with XSG and XSSA, the "European Affiliates"). At the time of formation of each of these entities, XSI entered into a Systems and Marketing Agreement and a Put and Call Option Agreement (collectively, the "Put/Call Agreements") with each European Affiliate and, in the case of the Put/Call Agreements, each affiliate's shareholders. These agreements provide for the sale by the Company to each European Affiliate of the Company's document distribution system, along with a license to the software used to operate such system (for which the European Affiliate pays royalties) joint marketing efforts, and "put" and "call" rights which, upon the achievement of specified levels of financial performance by the relevant European Affiliate and fulfillment of certain other conditions, would enable or require the Company to purchase interests in the relevant European Affiliate. The Company currently owns 18.8% of XSSA and 19% of XSG, and has an option to purchase an additional 17.5% of XSG held by a significant shareholder of XSG. The Company has no current ownership stake in XSL.

     The Company believes that XSL will achieve the (pound)1.5 million annualized net profit, and that XSG may achieve the DM 1.7 million net profit, required for the relevant calculation period for the respective "put" and "call" rights regarding XSL and XSG, respectively, to be exercised at or after the end of 1997. The Company does not believe that XSSA will achieve the 6.0 million FF required for the relevant calculation period for the "put" and "call" rights regarding XSSA to be exercised at the end of 1997. See "Item 8. Financial Statements and Supplementary Data" for additional discussion of the "put" and "call" arrangements.

COMPETITION

     The Company competes based on a number of factors, such as customer service and support, service features and price. Of these factors, the Company believes that service and support are the most important for Enhanced Fax Services, while price is the critical competitive component with respect to Basic Fax Services in developed countries with high quality long distance networks. In a service industry in which a broad range of optional features are offered, the Company's competitive strategy emphasizes a sales and support network that is well-versed in the capabilities of the services offered to customers. The Company believes that, while it continues to expand its development activity in order to add a broad range of features to its services, it is the focus of its sales and support organizations on customers' needs that enables the Company to compete effectively.

     AT&T, MCI and Sprint, as well as other long distance carriers and national PTTs, provide certain enhanced fax communications services in competition with the Company. The Company believes it can compete effectively with its competitors because of its focus on the enhanced fax communications services market, its broad array of service features and its cost-effective worldwide Xpedite Network. The Company believes that, while AT&T and Sprint have begun to expand the number of international Nodes employed by them, they have not committed to the direct deployment of targeted sales personnel to focus on the international fax markets, and that AT&T and Sprint currently are relying primarily on worldwide partners and agents in marketing their enhanced fax services outside of the United States.

     In addition to the long distance carriers and PTTs, the Company competes with a number of service bureaus based on the factors described above. Many service bureaus face considerable obstacles in developing a business competitive with the Company's. While it may be easy to begin service with a small personal computer-based system, considerable system development expenditures are required to enable such a system to grow to support the volumes and features needed to be an effective competitor in the marketplace. Further, a small service bureau typically will not have a sufficient volume of traffic to develop the economic leverage necessary to obtain telecommunications services at rates enabling it to compete cost-effectively with the Company. In addition, considerable investment in a sales and marketing organization is required to develop a substantial business base. As a result of the Company's investment in its sales and marketing organization, the Company believes that the size of its sales force significantly exceeds that of any service bureau in the United States, and the Company knows of no other service bureau with as many sales personnel and Nodes in as many countries as the Company.

     Immediately prior to the acquisition of the SVC Companies, the Company had approximately 5,000 telecommunication lines dedicated to fax transmission, which the Company believes was more than twice as many dedicated lines as its nearest competitor. Since such acquisition, the Company has added approximately 5,000 lines as a result of acquisitions and through internal expansion, and the Company intends to continue to add dedicated lines as its volume of fax transmissions makes the installation of such lines cost effective to support the growth of the Company's business.

     The Company believes that its major advantages in addressing the international market is that it is offering both basic and Enhanced Fax Services and already has operating centers and full time sales personnel in the major telecommunications centers around the world, and that its network of Nodal Partners extends this presence beyond such major centers. Another major advantage is that the Company's basic Fax Services include both Real-Time and Store and Forward options, while the Company's competitors may only offer one of such options.

     Another alternative to using the Company's services is for a potential customer to fulfill its own needs for fax communications services. The "home grown" solution may simply be an individual at a fax machine or may involve the customer acquiring its own computerized fax communications system (sometimes known as "customer premise equipment" or "CPE"). The Company believes that the CPE solution is suitable in some applications, but is generally not feasible for the Company's customers, who require the capacity to effect a significant volume of electronic document deliveries in a short period of time. The Company believes that the CPE solution for a fax broadcast application would require the customer to obtain and maintain a large number of telephone transmission lines which would remain idle for significant periods of time. Further, for international fax traffic, the customer would be required to set up a worldwide nodal network; the Company believes that this is only practical for large multinational firms and even these firms would be unlikely to develop a network which would reach as many countries as the Xpedite Network. As a fax communications services provider with many customers, the Company is able to spread the costs of operating the Xpedite Network over a large number of users. In addition to being concerned with the irregular nature of demand, a customer selecting a CPE solution must consider the total cost of system acquisition, ongoing technical support, reliability, technological obsolescence and accountability. Based on the foregoing, the Company believes that a substantial percentage of customers in the market for fax communications services will elect a service provider rather than CPE. In fact, as the Company's prices have fallen over time in the United States, a number of customers who tried to implement CPE solutions have returned as service customers.

     Similarly, delivery of electronic information via the Internet provides an alternative to the Company's fax services. However, Internet delivery does not offer prompt confirmation of receipt of information in "real time" and has the additional risks of limited security and confidentiality of information delivered over a worldwide network easily accessed by third parties. Finally, while a fax transmission alerts the recipient that information has been delivered, information delivered via e-mail often relies on the recipient inquiring whether information has been delivered. Delivery by the Internet cannot be an alternative if a sender or recipient of information does not have access to the Internet. While the Company currently has the capability to deliver information using the Internet, for the foregoing reasons the Company does not utilize the Internet as an element of its document delivery system. In the event the issues identified above relating to use of the Internet as part of a document delivery system are resolved, the Company may expand its use of the Internet as part of its document delivery system.

ADDITIONAL INFORMATION

     EMPLOYEES. The Company considers its relationship with its employees to be satisfactory. The Company employed 610 persons as of December 31, 1996, substantially all of whom were full-time employees, and none of whom was covered by a collective bargaining arrangement. Of these employees, 281 were engaged in sales and marketing; 228 in operations and customer support; 48 in research and development; and 53 in general and administrative activities. Approximately 30% of the Company's employees are located in the Company's Eatontown, New Jersey headquarters; none of the Company's remaining offices employs more than 10% of the Company's employees.

     PATENTS AND PROPRIETARY INFORMATION. The Company regards certain of its computer software as proprietary and seeks to protect such software with common law copyrights, trade secret laws and internal nondisclosure agreements and safeguards. The Company currently holds no United States or foreign patents, but has several United States patent applications pending. The Company does not believe that patent protection of any of its intellectual property is material to its business.

     On July 31, 1996, the Company received a letter from counsel for AudioFAX IP LLC ("AudioFAX"), which informed the Company that AudioFAX is the owner of certain United States and Canadian patents in the fax processing business entitled "Facsimile Telecommunications Systems and Method" (the "Patents"), and inquired as to the Company's interest in obtaining a license of the Patents. The Company has reviewed the Patents and has determined that it is not necessary to obtain a license of the Patents. The Company cannot predict whether AudioFAX will continue to pursue the licensing of the Patents to the Company.

     INSURANCE. The Company has insurance covering risks incurred in the ordinary course of business, including general liability, special and business property coverage (including coverage of electronic data processing equipment and media), and business interruption insurance. The Company believes its insurance coverage is adequate.

RECENT DEVELOPMENTS

     SHAREHOLDERS AGREEMENT.

     On January 31, 1997, the Company entered into a shareholders agreement (the "Shareholders Agreement") with certain shareholders of the Company owning approximately 34% of the issued and outstanding Common Stock. The Shareholders Agreement provides, among other things, that in connection with any sale of more than 25% of the issued and outstanding shares of Common Stock by certain of the larger shareholders of the Company, all shareholders of the Company must be given an opportunity to participate in such sale.

     EXPLORATION OF STRATEGIC ALTERNATIVES.

     In February 1997, the Company retained Merrill, Lynch & Co. ("Merrill") to assist the Board of Directors of the Company (the "Board") in evaluating the strategic direction of the Company, including the evaluation of possible business combinations, a leveraged recapitalization or other methods for enhancing stockholder value. The Board also appointed a special committee, consisting of Philip A. Campbell and Robert Chefitz, to evaluate the strategic alternatives that may be available to the Company to enhance stockholder value. The special committee, with the assistance of Merrill, is continuing to evaluate the Company's strategic alternatives.

     In a related development, on February 7, 1997, the Company also announced that it had received a proposal (the "Proposal") from a group which included UBS Capital Partners (an affiliate of Union Bank of Switzerland), Fenway Partners and members of the Company's senior management to acquire the Company in a transaction in which the Company's shareholders would receive $22.50 per share in cash for their shares of Common Stock. The Proposal was subject to the satisfaction of a variety of material conditions, including the negotiation of satisfactory arrangements with XSG and XSL. The Proposal expired on March 7, 1997.

     In connection with the Proposal, a purported shareholder class action was filed against the Company, its directors and its officers in the State of Delaware. The complaint seeks injunctive relief and unspecified damages and alleges, among other things, that the directors and officers of the Company have breached their fiduciary duties in connection with the Proposal. See "Item 3. Legal Proceedings."

     ASSET ACQUISITIONS.

     In September 1996, the Company purchased the assets of one of its Nodal Partners in Korea, Posdata, for a purchase price of approximately $2.5 million. Further, in December 1996, a subsidiary of the Company purchased from Pacific Star Services Pty. Limited, a subsidiary of New Zealand's national telephone company, PacStar, the assets of PacStar's "Fax 2000" enhanced facsimile services business carried on in Australia. The purchase price for the Fax 2000 business was approximately $1.3 million.

ITEM 2. PROPERTIES.

     The  Company's   headquarters   facility,   which  includes  its  principal
administrative, sales, marketing, management information systems and product development offices and its operations center, is located in approximately 30,000 square feet of leased space in Eatontown, New Jersey. The lease on this facility terminates on September 30, 1998 (excluding a five-year renewal option exercisable by the Company). The Company also maintains a development facility, located in approximately 9,000 square feet of leased space, in Ft. Lauderdale, Florida. The lease on this facility expires December 31, 2001. The Company owns an office building located in London, consisting of approximately 4,000 square feet of office space.

     The Company also maintains approximately 20,000 square feet of leased space for the principal administrative, sales, and management information systems offices and operations center of its international division in Glen Head, New York. The lease covering approximately 75% of this space expires on December 30, 1999, and the lease covering the remaining space expires on September 30, 2001, subject, in each case, to extension or earlier termination in certain circumstances.

     Since 1994, the Company has leased approximately 4,900 square feet of space in a Piscataway, New Jersey facility, where the Company has established an additional operations center which is substantially identical, in terms of capability, to its current operations center at its headquarters in Eatontown, New Jersey.

This facility provides the Company with another level of protection in its operational systems, and is expected to enable the Company to continue its operations in the event of a disaster at either facility. The lease on this facility terminates February 28, 2001. The additional facility is designed to enable the Company to more easily expand its systems, will provide additional processing and transmission capacity and will be linked with the Company's facilities at its headquarters. As of December 31, 1996, the Company has invested approximately $0.9 million acquiring and equipping this facility.

     As of December 31, 1996, the Company leased an additional 31 sales and support offices across the United States and Canada, consisting of approximately 36,000 square feet in the aggregate, pursuant to the terms of various short-term lease agreements. The Company also leased 17 sales and support offices in other countries around the world, consisting of approximately 30,000 square feet in the aggregate, pursuant to the terms of various short-term lease agreements. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate growth of its operations and additional sales and support offices through the foreseeable future.

     For the year ended December 31, 1996, the Company incurred approximately $3.3 million for facilities rental expense.


ITEM 3. LEGAL PROCEEDINGS.

     On February 20, 1997, a purported class action, EPHRIAIM RODRIGUEZ AND JEROME SYKES V. ROY B. ANDERSEN, JR., ET AL., was filed against the Company, its directors and its officers, in the Court of Chancery of the State of Delaware in and for New Castle County. The suit was purportedly brought on behalf of the shareholders of the Company. The complaint alleges, among other things, that the directors and officers of the Company have breached their fiduciary duties in connection with the Proposal (as defined above). The complaint requests, among other things, that the Court enjoin the Proposal and award unspecified amounts of compensatory damages, attorneys' fees and costs. The Company believes the allegations set forth in the complaint to be without merit and intends to vigorously contest this lawsuit. In light of the fact that the Proposal expired on March 7, 1997, attorneys for the plaintiffs have agreed to extend the time for which the defendants must answer the complaint.

     The Company is a party to certain license agreements dated August 1, 1986 (the "Licenses") with certain related limited partnerships which are not affiliated with the Company (collectively, the "Licensors") relating to certain technology which enables the exchange of documents or data between incompatible work processors or computers (the "Technology"). The Licenses, which expire in July 1998, entitle the Licensors to 4.0% of the Company's gross revenues generated from the Company from the use of the Technology. While at its inception the Company intended to use certain of the Technology in its business, the Company's business strategy changed and the Company made only minimal use of the Technology. The Company ceased all use of the Technology in June 1991, and paid the Licensors an aggregate of approximately $3,000 under the Licenses. Attorneys for variously limited partners in the Licensors have informed the Company in writing that they have been asked to bring a claim for unspecified amounts against the Company pursuant to certain purported agreements under which trade secrets were allegedly improperly disclosed by individuals who were in a fiduciary relationship with the Licensors and later became involved with the Company. Similar claims have been made in the past by representatives of the Licensors. No lawsuit has ever been commenced by any party with respect to any such claims. The Company believes that the present claim is without merit.

     The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     During the fourth quarter ended December 31, 1996, the Company held the Annual Meeting of the Stockholders of the Company for the following purposes:
(1) to elect two Class 3 Directors, (2) to ratify and approve the Officers' Contingent Stock Option Plan, (3) to ratify and approve the Non-Employee Directors' Warrant Plan, and (4) to ratify and approve the Company's independent public accountants for fiscal 1996.


     On October 1, 1996, at the Annual Meeting of Stockholders, the stockholders of the Company approved the following:

     1.  Election of nominee  John C. Baker as Class 3 Director of the  Company:
6,604,058 votes for, 0 votes against, 9,848 abstentions and 11,525 broker votes for.

     2.  Election of nominee  David  Epstein as Class 3 Director of the Company:
6,604,058 votes for, 0 votes against, 9,848 abstentions and 11,525 broker votes for.

     3.  Ratification  and approval of Officers'  Contingent  Stock Option Plan:
5,596,522 votes for, 526,433 votes against, 6,238 abstentions and 925 broker votes for.

     4.  Ratification  and approval of  Non-Employee  Directors'  Warrant  Plan:
5,652,486 votes for, 468,119 votes against, 7,488 abstentions and 925 broker votes for.

     5. Ratification and approval of Ernst & Young LLP as independent public accountants for fiscal 1996: 6,565,226 votes for, 45,930 votes against, 1,650 abstentions and 11,525 broker votes for.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.


MARKET PRICES

The Company's Common Stock was included in the Nasdaq Stock Market's National Market, and commenced trading, beginning on February 14, 1994, under the symbol "XPED". The number of stockholders of record at March 19, 1997 was 179, which number includes certain registered holders who hold Common Stock for an undetermined number of beneficial owners.

High and low stock prices for the most recent eight quarters were:


          QUARTER ENDED                           HIGH                 LOW
          -------------                           ----                 ---
          December 31, 1996                  $   23-1/4          $   16-1/4
          September 30, 1996                     27-3/4               17
          June 30, 1996                          28-1/4              16-1/4
          March 31, 1996                         18-1/4              14-1/4

          December 31, 1995                  $   17-7/8          $   12-1/2
          September 30, 1995                     18-3/4              13-1/2
          June 30, 1995                          23-1/2              13-1/4
          March 31, 1995                         20-3/4              16-1/4

The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for use in the operation and expansion of its business. The Company's term loan prohibits the payment of dividends.

The transfer agent and registrar for the Common Stock is First Union National Bank of North Carolina.

ITEM 6. SELECTED FINANCIAL DATA.


The selected Statement of Operations Data and Balance Sheet Data set forth below are derived from the audited Consolidated Financial Statements of the Company and the related notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.



                                                                    Years Ended December 31,
                                             ----------------------------------------------------------------------
                                               1992          1993 (1)        1994        1995 (2)        1996
                                             ----------------------------------------------------------------------
                                                            (in thousands, except per share data)
Statement of Operations Data:

 Net revenues:
   Service revenues                            $9,400        $28,341       $39,523       $51,840      $122,426
   System sales and other                         629            731         1,906         3,844         7,422
                                                  ---            ---         -----         -----         -----
     Total net revenues                        10,029         29,072        41,429        55,684       129,848


 Costs and expenses:
   Cost of sales                                4,731         14,000        16,992        21,602        59,977
   Selling and marketing                        3,284          7,680        11,180        15,059        28,579
   General and administrative                     982          1,942         2,746         3,964         8,332
   Research and development                       569          1,695         2,834         3,415         4,888
   Depreciation and amortizati                    428            975         1,432         2,723         7,619
   Write off of in-process research
     and development costs (3)                      -              -             -        53,000             -
                                             --------        -------       -------       -------       -------

 Operating income (loss)                          35           2,780         6,245       (44,079)       20,453
 Interest income (expense)                      (523)           (373)          433           233        (3,155)
 Other income                                      -               -             -            23           254


 Income tax expense                                 -            712         1,950         2,741         7,119
                                             --------        -------       -------       -------       -------

 Net income (loss)                             $(488)         $1,695        $4,728      $(46,564)      $10,433
                                               =====          ======        ======      ========       =======

 Net income (loss) per common share (5)            -               -         $0.71        $(6.67)        $1.20
 Pro forma net income (loss) per common
     share (5)                                $(0.17)          $0.34             -             -             -
 Weighted average shares outstanding           2,826           4,599         6,600         6,982         8,716

OTHER DATA:
 Earnings  before interest, taxes,
 depreciation and amortization, and
 non-recurring charge ("EBITDA") (4)            $467          $3,967        $7,919       $12,030       $29,145

                                       11

                                                                         December 31,

                                              ----------------------------------------------------------------
                                                  1992         1993         1994       1995 (2)      1996
                                                                                                     ----

                                                                        (IN THOUSANDS)
Balance Sheet Data:

Cash , cash equivalents and short term
   investments................................  $ 1,906     $    472    $  16,139    $  9,076     $  6,680
Total assets..................................    5,019       13,962       34,352      72,883       88,391
Long-term debt, excluding current
   maturities.................................    4,201        3,098           13      36,323       27,473
Preferred Stock...............................    6,663        7,262            -           -            -
Stockholders' equity (deficit)................   (7,502)      (6,599)      27,085      (1,116)      25,137



--------------------

(1) The Company acquired certain assets from TRT Communications, Inc. as of February 1, 1993.

(2)  On November 20, 1995, the Company  acquired Swift,  ViTel and Comwave.  See
     Note 2 of Notes to Consolidated Financial Statements.

(3) In connection with the acquisitions of Swift, ViTel and Comwave, the Company wrote off $53.0 million of in-process research and development costs.

(4) EBITDA consists of operating income plus depreciation and amortization. For 1995, EBITDA was computed excluding the non-recurring charge resulting from the write-off of in-process research and development. EBITDA is a commonly used measure of financial performance in the telecommunications industry, but it is not intended to be a substitute for or replacement of operating income or reported net income.

(5) Net income per share in 1994, and pro-forma net income per share in 1993, were calculated after giving effect to dividends payable on outstanding Preferred Stock, in the amounts $74,476, and $149,337, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1994, 1995 and 1996. It should be read in conjunction with the Selected Financial and Operating Data and the Company's Consolidated Financial Statements, the related notes thereto, and the other financial information included elsewhere herein.

     OVERVIEW

     The Company derives the large majority of its revenues from charges for providing fax communications services. Customers are charged based primarily upon the telephone connection time used to make the delivery of a fax communication to each recipient. Although the Company does not have long-term contractual service agreements with its customers, the Company's customers tend to continue to use the Company's fax communications services once they have begun to use such services, and as a result, the Company's operating results benefit from the recurring monthly revenue stream from such customers. The Company also receives revenues from the provision of other messaging services, such as telex and, to a lesser extent, electronic mail and Internet delivery of electronic mail.

     In addition to revenues from electronic document distribution services, the Company generates system sales, royalty and other revenues by selling electronic document distribution systems and components and licensing the Company's software to other enhanced fax communications services providers. System sales generally have been structured to generate royalty income from the purchasers of systems, based on the revenues received by the purchaser from such systems.

     On November 20, 1995, the Company purchased (the "SVC Acquisition") all of the outstanding capital stock of Swift Global Communications, Inc. ("Swift"), ViTel International Holding Company, Inc. ("ViTel") and Comwave Communications AG ("Comwave" and collectively with Swift and ViTel, the "SVC Companies"). The SVC Companies provide Enhanced Fax services, including international store and forward fax, gateway messaging, telex, and electronic mail services via a worldwide network of Nodes connected by telecommunications lines leased from common carriers.

     Subsequent to the SVC Acquisitions, the Company has made significant development efforts to integrate the systems of the SVC Companies into the networking plans and architecture the Company deploys. In addition, the Company intends to integrate certain development efforts of the SVC Companies which address feature sets complementary to the Company's system and are intended to minimize the need to have several systems.

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percent of net revenues:

                                                 YEARS ENDED DECEMBER 31,

                                               1996         1995          1994
                                               ----         ----          ----

     Net revenues:

    Service revenues........................     94.3%        93.1%        95.4%
    System sales and other..................      5.7          6.9          4.6
                                               ------       ------       ------

       Total net revenues...................    100.0        100.0        100.0

     Costs and expenses:
    Cost of sales...........................     46.2         38.8         41.0
    Selling and marketing...................     22.0         27.0         27.0
    General and administrative..............      6.4          7.1          6.6
    Research and development................      3.8          6.2          6.8
    Depreciation and amortization...........      5.9          4.9          3.5
    Write off of in-process research
         and development costs..............      -.          95.2           -.
                                               -------     -------       ------

Operating income (loss).....................     15.7%       (79.2)%       15.1%
                                               ======      ========     =======





     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues increased by 133% to $129.8 million in 1996, from $55.7 million in 1995. Net service revenues for 1996 were $122.4 million compared to $51.8 million in 1995, an increase of 136%. Net service revenues increased by $70.6 million; of this amount the SVC Companies contributed net revenues of $58.3 million. The remaining increase resulted primarily from the efforts of the Company's expanded direct sales force both in penetrating new markets and exploring expanded applications in existing markets. The increase in net service revenues was partially offset by a reduction in the average price per minute charged by the Company for fax deliveries in response to competition.

     System sales and other net revenues were $7.4 million in 1996, compared to $3.8 million in 1995, an increase of $3.6 million. The increase was the result of an increased volume of sales of system upgrades and expansion equipment, and related royalty revenue.

     The Company's gross margins were 53.8% in 1996, compared to 61.2% in 1995. Service margins declined primarily as a result of the SVC acquisitions, which had historically lower gross margins due to operating predominantly in the international market, as compared with the Company's traditional domestic business. The Company has successfully negotiated lower rates with its primary telecommunications service providers in the past, and continues to pursue further negotiations to improve its service margins. The Company also continues its program to expand its network and utilize least cost routing to reduce its telecommunications costs, including direct interconnections with local exchange carriers. The Company's expansion of its world wide network will further enhance it least cost routing capabilities. The benefits realized from such negotiations have enabled the Company to respond to competition by providing preferential pricing, including volume discounts, to its high volume customers. The Company expects that successful future negotiations with telecommunication service providers will mitigate the impact on gross margins of declining prices. Margins on system sales and other revenues decreased slightly to 62.0% in 1996, compared to 62.1% in 1995, primarily as a result of product mix.

     Selling and marketing expenses increased by 89.8% to $28.6 million in 1996, from $15.1 million in 1995. Selling and marketing expenses as a percentage of net revenues decreased to 22.0% in 1996 from 27.0% in 1995, primarily as a result of the SVC Acquisitions. The SVC Companies, which operated predominantly in the international market, have historically higher ratios of revenue to selling expenses than those typically experienced by the Company's in its traditional domestic market. The Company has continued to expand its sales and marketing organization, increasing its sales force by 71 salespersons to a total of 236 at December 31, 1996; 156 of such salespersons were operating in North America and 80 internationally. The Company has also expanded its customer care, sales support, marketing, and product management functions to a total of 120 employees at December 31, 1996, in support of the significant increase in revenues.

     General and administrative expenses increased by 110.1% to $8.3 million in 1996, from $4.0 million in 1995, both as a result of the additional administrative overhead costs related to the Company's domestic growth, as well as the SVC Companies. General and administrative expenses as a percentage of net revenues decreased to 6.4% in 1996 from 7.1% in 1995, as a result of consolidation of administrative and financial functions.

     Research and development expenses increased by 43.1% to $4.9 million in 1996, from $3.4 million in 1995. This increase was primarily due to costs for developing enhancements and new services and features on the Company's systems. Research and development expenses as a percentage of net revenues decreased to 3.8% in 1996 from 6.2% in 1995, primarily due to the increased revenue base resulting from the SVC Acquisitions.

     EBITDA increased by 142.3% to $29.1 million in 1996, from $12.0 million, excluding the write off of in-process research and development costs, in 1995. EBITDA as a percentage of net revenues increased slightly to 22.4% in 1996, from 21.6%, excluding the write off of in-process research and development costs, in 1995. EBITDA is a commonly used measure of financial performance in the telecommunications industry, but is not intended to be a substitute for or replacement of operating income or reported net income.

     Depreciation and amortization increased to $7.6 million in 1996, from $2.7 million in 1995, as a result of the SVC Acquisitions in November 1995, and as a result of additional capital equipment purchased during 1996 and 1995 to support the growth in revenue.

     The Company had operating income of $20.5 million in 1996, or 15.7% of net revenues, as compared to an operating loss of $44.1 million in 1995. Operating income in 1995 exclusive of the write-off of in-process research and development was $8.9 million, or 16.0% of net revenue.

     Interest expense, net of interest income, was $3.2 million in 1996, compared to net interest income of $0.2 million in 1995, related to bank debt obtained, and subordinated notes issued, to finance the SVC Acquisitions.

     Income tax expense in 1996 was $7.1 million or 40.6% of income before income taxes, compared to $2.7 million, or 6.3% of the loss before income taxes in 1995. The effective rate in 1995, exclusive of the write off of the in-process research and development costs in connection with the SVC Acquisitions (a non-deductible item) was 30%. For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to the Consolidated Financial Statements.

     As a result of the factors discussed above, the Company's net income for 1996 was $10.4 million, as compared with net loss of $46.6 million in 1995.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net revenues increased by 34.4% to $55.7 million in 1995 from $41.4 million in 1994. Net service revenues for 1995 were $51.8 million compared to $39.5 million in 1994, an increase of 31.2%. Of this increase in net service revenues, the SVC Companies contributed net service revenues of $6.1 million during the period from November 20, 1995 through December 31, 1995. The remaining increase resulted primarily from the efforts of the Company's expanded direct sales force both in penetrating new markets and exploring expanded applications in existing markets. Fax broadcast pages distributed by the Company increased by 40.3% to
150.8 million pages in 1995, from 107.5 million pages in 1994. The increase in net service revenues and pages was partially offset by a reduction in the average price charged by the Company to deliver a fax broadcast page.

     System sales and other net revenues were $3.8 million in 1995, compared to $1.9 million in 1994, an increase of $1.9 million. The increase was the result of an increased volume of sales of system upgrades and expansion equipment, and related royalty revenue.

     The Company's gross margins were 61.2% in 1995, compared to 59.0% in 1994. Service margin rates increased to 61.1% in 1995 compared to 59.5% in 1994. Service margins were positively impacted by lower long distance rates resulting from favorable negotiations with the Company's primary telecommunications service providers, and completion of additional direct interconnections with local exchange carriers. The positive impact of lower transmission costs on service margins was partially offset by a reduction of approximately 14% in the average price charged to customers to deliver a fax broadcast page, in response to competition. System sales and other revenues margin rates increased to 62.1% in 1995 compared to 49.3% in 1994, primarily as a result of an increase in royalty revenue of approximately $700,000.

     Selling and marketing expenses increased by 34.7% to $15.1 million in 1995 from $11.2 million in 1994. Selling and marketing expenses as a percentage of net revenues remained at 27.0% in 1995 and 1994. The Company has continued to expand its sales and marketing organization, increasing its sales force by 67 salespersons to total 165 at December 31, 1995, including 47 employees added as a result of the SVC Acquisitions. The Company also expanded its customer care, sales support, marketing, and product management functions by 26 employees to a total of 70 at December 31, 1995, in support of the significant increase in revenues, with the SVC Companies accounting for 13 of these additions.

     General and administrative expenses increased by 44.4% to $4.0 million in 1995 from $2.7 million in 1994, primarily as a result of the additional administrative overhead costs related to the increased number of personnel employed by the Company. General and administrative expenses as a percentage of net revenues increased to 7.1% in 1995 from 6.6% in 1994.

     Research and development expenses increased by 20.5% to $3.4 million in 1995 from $2.8 million in 1994. This increase was primarily due to costs for developing enhancements to and new services and features on the Company's systems. Research and development expenses as a percentage of net revenues decreased to 6.1% in 1995 from 6.8% in 1994.

     EBITDA, excluding the write off of in-process research and development costs in 1995, increased by 51.6% to $12.0 million in 1995 from $7.9 million in 1994. EBITDA, excluding the write off of in-process research and development costs, as a percentage of net revenues increased to 21.6% in 1995 from 19.1% in 1994. EBITDA is a commonly used measure of financial performance in the telecommunications industry, but is not intended to be a substitute for or replacement of operating income or reported net income. These increases were primarily attributable to increased gross margins resulting from decreased telecommunications line charges and improved operating efficiencies.

     Depreciation and amortization increased to $2.7 million in 1995 from $1.4 million in 1994, as a result of additional capital equipment purchased during 1995 and 1994 to support the growth in revenue.

     In connection with the acquisitions of ViTel, Swift and Comwave in 1995, the Company wrote off $53.0 million of in-process research and development costs since the technological feasibility of these costs had not yet been established and the technology had no alternative future use at the SVC acquisition date.

     The Company incurred an operating loss of $44.1 million in 1995, as compared to operating income of $6.2 million in 1994, as a result of the write off of $53.0 million of in-process research and development costs.

     Interest income, net of interest expense, was $0.2 million in 1995, compared to net interest income of $0.4 million in 1994. Interest expense was $0.5 million in 1995, related to bank debt and subordinated notes issued to finance the acquisitions.

     Income tax expense in 1995 was $2.7 million or 6% of loss before income taxes compared to 29% in 1994. The effective rate in 1995 exclusive of the write off of the in-process research and development costs in connection with the acquisitions (a non-deductible item) was 30%. For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to the Consolidated Financial Statements.

     As a result of the factors discussed above, the Company's net loss for 1995 was $46.6 million, as compared with net income of $4.7 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into a credit facility with a commercial bank (the "Credit Facility") in November 20, 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of December 31, 1996, the Company had no outstanding balance on its revolving loan. The term loan is payable in quarterly installments of $1.25 million increasing periodically to $2.25 million with a final payment in August 2001. During the twelve months ended December 31, 1996, the Company made principal payments on the term loan amounting to $8.25 million, which included prepayments of $3.25 million. In connection with the acquisition of ViTel, subordinated notes in the aggregate principal amount of $5.1 million were issued to the sellers of ViTel. On June 14, 1996, the Company prepaid the notes with 351,000 shares of the Company's Common Stock. The Company has notes payable to banks and to a former owner of ViTel totaling $34.9 million at December 31, 1996 and, in connection with the acquisition of certain assets from PosData in September 1996, the Company obtained a $2.2 million loan from the Korean branch of a U.S. bank, which was collateralized by a cash deposit of the same amount in the domestic branch.

     In August 1996, the Company completed an offering of 720,000 shares of Common Stock sold by the Company and certain shareholders of the Company, at a price of $18.75 per share, less underwriting discounts and commissions. Of the total shares sold, the Company issued 632,500 shares of Common Stock (including over-allotment shares). After deducting underwriting fees, the Company received net proceeds from the offering of $11,207,900.

     At December 31, 1996, the Company had $6.7 million in cash and cash equivalents, and working capital of $4.5 million. Operations generated $12.1 million in cash in 1996, compared to $6.3 million and $5.0 million in 1995 and 1994, respectively.

     The Company performs ongoing credit evaluations of customers. Reserves are maintained for potential credit losses and allowances issued to customers for pricing discrepancies. Such losses and allowances have been within management's expectations. Provisions for allowances and doubtful accounts as a percentage of net service revenue were 2.8%, 2.9%, and 3.3% in 1996, 1995, and 1994, respectively.

     Included in the net deferred tax assets recorded at December 31, 1996, is a deferred tax asset of $1.6 million reflecting the benefit of $4.4 million in loss carryforwards, which expire in varying amounts between 2004 and 2007. As a result of certain transactions involving the Company's stock, an ownership change, as defined in Section 382 of the Internal Revenue Code, occurred in 1992. Consequently, future utilization of the Company's federal net operating loss carryforwards are subject to an annual limitation of approximately $640,000.

     Net cash used in investing activities was $18.0 million in 1996, compared to $45.9 million and $11.7 million in 1995 and 1994, respectively. During the years ended December 31, 1996, 1995, and 1994, the Company made capital expenditures of $9.0 million, $3.6 million, and $4.3 million, respectively. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems. The Company estimates that capital expenditures will be approximately $8.5 million in 1997. The Company made additional loans to Xpedite Systems, GmbH ("Xpedite Germany") in 1996 of $0.8 million, for total loans to Xpedite Germany of $3.5 million at December 31, 1996. The Company invested approximately $1.6 million for an additional 16.1% equity interest in Xpedite Systems, S.A. ("Xpedite France"), increasing the Company's total equity ownership in Xpedite France to 18.8%.

     The Company has "put" and "call" arrangements relating to the outstanding shares of each of Xpedite Systems, Ltd. ("Xpedite UK"), Xpedite Germany and Xpedite Systems, S.A. ("Xpedite France" and collectively with Xpedite UK and Xpedite Germany, "the European Affiliates"). The purchase price payable in connection with the exercise of such "put" or "call" options is based on, among other things, the achievement of certain financial results as set forth in the put and call agreements.

     Because (i) Xpedite UK is likely to produce operating results in excess of the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite UK agreement, and (ii) Xpedite Germany has recently produced operating results indicating that Xpedite Germany may attain the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite Germany agreement, and if the financial performance of Xpedite UK and Xpedite Germany continues, it is reasonably likely that the Company could exercise or be subject to the exercise of these options in early 1998 with respect to Xpedite UK and Xpedite Germany.

     Assuming that Xpedite Germany achieves the minimum amount of earnings of $1.1 million (at current exchange rates) contemplated by the Xpedite Germany agreement and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $8.3 million, after exercise of a "special option" granted to the Company to purchase approximately 17.5% of the outstanding shares of Xpedite Germany from a current shareholder at a cost of approximately $33,000. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $89.0 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next eighteen months. However, assuming that Xpedite France achieves the minimum amount of earnings of $1.1 million (at current exchange rates) contemplated by the Xpedite France agreement and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option would be approximately $11.3 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     If exercised, the purchase price payable in connection with the "put" and "call" options with respect to either Xpedite UK or Xpedite France is payable 80% in the Company's Common Stock and 20% in cash or negotiable securities. The purchase price payable in connection with the "put" and "call" options with respect to Xpedite Germany is payable in any combination of cash, negotiable securities or Common Stock of the Company. In addition to the foregoing, the Company may purchase one or more of the European Affiliates pursuant to negotiations with the stockholders thereof (a "Negotiated Purchase"). The Company has had preliminary discussions with each of the European Affiliates regarding a Negotiated Purchase. The Company cannot predict the purchase price payable in connection with any such Negotiated Purchase or whether any such Negotiated Purchase will occur.

     In conjunction with its analysis of its strategic alternatives to enhance stockholder value, the Company is considering effecting a recapitalization which could entail a substantial increase in the Company's leverage and the distribution to the Company's stockholders of a special dividend. The Company believes that such a leveraged recapitalization would provide meaningful liquidity to its stockholders and also would have a significant impact on the Company's stock price. Accordingly, because one element of the formula utilized to calculate the purchase price payable pursuant to any "put" or "call" option is the Company's stock price, the Company believes that such a leveraged recapitalization would result in a substantial reduction in the price paid in connection with any exercise of a "put" or "call" option. There can be no assurance that the Company will effect any such leveraged recapitalization.

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

HEDGING TRANSACTIONS

     The Company has purchased forward contracts for 2.3 million German marks to hedge the loans to an affiliate and amounts due from its subsidiaries at December 31, 1996, reducing its risk to fluctuation in foreign exchange rates.

     Contracts for German marks have maturity dates ranging from 1997 through 1999. The fair value of such contracts at December 31, 1996, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

     In the event of non-performance of contract terms by the banks, the Company would be required to sell German marks at the prevailing exchange rates.

EFFECT OF INFLATION

     Inflation is not a material factor affecting the Company's business. In recent years, telecommunications costs have declined significantly as volumes of traffic carried by the Company have grown. However, general operating expenses such as salaries, employee benefits and occupancy costs are subject to normal inflationary pressures.


SEASONALITY

     Generally, the Company's results are not significantly affected by seasonal factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          REPORT OF INDEPENDENT AUDITORS



To the Stockholders of Xpedite Systems, Inc.


We have audited the accompanying consolidated balance sheets of Xpedite Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xpedite Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP


MetroPark, New Jersey
February 27, 1997

                              XPEDITE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                        1996               1995
                                                                                      ---------          ---------

Current assets:
Cash and cash equivalents........................................................     $6,679,970         $9,076,250
     Accounts receivable, net of reserve for allowances and doubtful accounts of $1,851,000 and $993,000 for 1996 and 1995,
       respectively .............................................................     25,749,334         16,567,118
     Deferred income taxes.......................................................      1,903,694          2,406,663
     Other current assets........................................................      1,489,318          2,324,129
                                                                                       ---------
     Total current assets........................................................     35,822,316         30,374,160

Property, plant and equipment, net...............................................     20,500,426         16,235,393
Customer lists, net of accumulated amortization of $2,004,000
  and $897,000 for 1996 and 1995, respectively...................................      8,232,144          6,935,206
Purchased software, net of accumulated amortization of $2,027,000 and
  $886,000 for 1996 and 1995, respectively.......................................      3,156,044          3,591,852
Costs in excess of fair value of net assets acquired, net of accumulated amortization of $1,180,000 and $78,000 for 1996 and 1995,
  respectively                                                                        10,609,687          8,226,593
Investments in affiliates, at cost...............................................      2,168,248            510,390
Loans to affiliate...............................................................      3,452,580          2,525,102
Deferred income taxes............................................................      1,879,917          1,815,237
Other assets.....................................................................      2,569,510          2,668,838
                                                                                       ---------          ---------
            Total   .............................................................    $88,390,872        $72,882,771
                                                                                     ===========        ===========







                             See accompanying notes.

                              XPEDITE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                        1996               1995
                                                                                      ---------          ---------

Current liabilities:
Accounts payable.................................................................    $10,067,510        $10,712,562
Accrued expenses.................................................................      5,921,085          7,127,162
Income taxes payable.............................................................      7,131,347          3,254,114
Other current liabilities........................................................        223,818            588,115
Current portion of long-term debt.................................................     7,763,459         10,652,747
Current portion of capital lease obligations.....................................        241,995            307,232
                                                                                         -------            -------
       Total current liabilities.................................................     31,349,214         32,641,932

Long-term debt...................................................................     27,146,147         35,763,421
Long-term portion of capital lease obligations...................................        326,686            559,257
Deferred income taxes............................................................      3,692,134          4,786,300
Other liabilities................................................................        739,492            247,809
Commitments and contingencies....................................................              -                  -

Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, authorized 1,000,000 shares;
        none issued and outstanding in 1996 and 1995.............................              -                  -
     Common Stock, $.01 par value, authorized 15,000,000;
        issued and outstanding 8,903,240 and 7,773,399 shares,
        for 1996 and 1995, respectively..........................................         89,032             77,734
     Additional paid-in capital..................................................     64,782,539         48,921,115
     Accumulated deficit.........................................................   (39,518,372)       (49,898,797)
     Less: Treasury stock; 72,000 shares at 1996
        and 1995; at cost  ......................................................      (216,000)          (216,000)
                                                                                       --------           --------
            Total stockholders' equity (deficit).................................     25,137,199        (1,115,948)
                                                                                      ----------        ----------
            Total................................................................    $88,390,872        $72,882,771
                                                                                     ===========        ===========










                             See accompanying notes.

                              XPEDITE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               YEARS ENDED DECEMBER 31,

                                                         1996               1995              1994
                                                     -------------      -------------     --------

Net revenues:
     Service revenues................................   $122,425,726       $51,840,379      $39,523,569
     System sales and other..........................      7,421,925         3,843,583        1,905,766
                                                           ---------       -----------      -----------
          Total net revenues.........................    129,847,651        55,683,962       41,429,335

Cost of sales:
          Operations, line charges and
              support engineering   .................     57,155,734        20,144,082       16,025,855
     Cost of sales of systems........................      2,821,095         1,458,238          965,746
                                                           ---------        ----------       ----------
          Total cost of sales........................     59,976,829        21,602,320       16,991,601
                                                          ----------        ----------       ----------
Gross margin.........................................     69,870,822        34,081,642       24,437,734
     Operating expenses:
     Selling and marketing...........................     28,578,884        15,059,118       11,180,076
     General and administrative......................      8,332,255         3,964,401        2,746,325
     Research and development........................      4,887,563         3,414,577        2,834,681
     Depreciation and amortization...................      7,619,330         2,722,930        1,432,079
     Write off of in-process research and
          development costs..........................              -        53,000,000                -
                                                      --------------        ----------       ----------
          Total operating expenses...................     49,418,032        78,161,026       18,193,161
                                                          ----------        ----------       ----------
Operating income (loss)..............................     20,452,790       (44,079,384)       6,244,573

Interest income......................................        507,362           769,341          516,948
Interest expense.....................................    (3,662,118)          (535,889)         (83,563)
Other income.........................................        254,599            22,878                -
                                                         -----------      ------------    -------------
Income (loss) before income taxes....................     17,552,633       (43,823,054)       6,677,958
Income tax expense...................................      7,119,171         2,740,890        1,950,400
                                                        ------------     -------------      -----------
Net income (loss)....................................    $10,433,462      $(46,563,944)      $4,727,558
                                                         ===========      ============       ==========

Net income (loss) per Common Share...................    $      1.20      $      (6.67)            0.71
                                                         ===========      ============       ==========
Weighted average shares outstanding..................      8,716,300         6,982,200        6,600,000
                                                         ===========      ============       ==========




                             See accompanying notes.

                                          XPEDITE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          ADDITIONAL
                                     COMMON STOCK          PAID-IN     ACCUMULATED       TREASURY STOCK
                                  -----------------                                    ------------------
                                  SHARES      AMOUNT        CAPITAL       DEFICIT      SHARES       AMOUNT       TOTAL
                                 --------    --------      ---------     ---------    --------     --------     --------

BALANCE, JANUARY 1, 1994         4,160,690  $  41,607    $  1,608,382  $ (8,024,149)   (75,000)   $(225,000) $  (6,599,160)

Exercise of stock options and
   warrants....................    191,272      1,912         133,273             -          -            -       135,185
8% Redeemable Preferred Stock
   dividends...................          -          -         (74,476)            -          -            -       (74,476)
Accretion of 8% Redeemable
   Preferred Stock.............          -          -        (288,791)            -          -            -      (288,791)
Conversion of 8% Redeemable
   Preferred Stock.............    478,600      4,786       7,174,214             -          -            -     7,179,000
Issuance of Common Stock.......  1,650,000     16,500      21,989,195             -          -            -    22,005,695
Net income.....................          -          -               -     4,727,558          -            -     4,727,558
                                ---------- ----------    ------------  ------------  ---------    ---------  ------------
BALANCE, DECEMBER 31, 1994       6,480,562     64,805      30,541,797    (3,296,591)   (75,000)    (225,000)   27,085,011

Exercise of stock options and
   warrants....................     44,072        441          94,549             -          -            -        94,990
Issuance of Common Stock ......  1,249,000     12,490      18,254,135             -          -            -    18,266,625
Cumulative translation
   adjustment..................          -          -               -       (33,445)         -            -       (33,445)
Treasury stock reissued........          -          -          30,750             -      3,000        9,000        39,750
Treasury stock acquired........          -          -               -             -       (235)      (4,935)       (4,935)
Retirement of treasury stock...       (235)        (2)           (116)       (4,817)       235        4,935             -
Net loss.......................          -          -               -   (46,563,944)         -            -   (46,563,944)
                                ---------- ----------    ------------  ------------  ---------    ---------  ------------
BALANCE, DECEMBER 31, 1995       7,773,399     77,734      48,921,115   (49,898,797)   (72,000)    (216,000)   (1,115,948)

Exercise of stock options......    146,341      1,463         271,895            -          -            -        273,358
Issuance of Common Stock.......    632,500      6,325      10,305,823            -          -            -     10,312,148
Issuance of performance stock
      options..................         -          -        2,036,474            -          -            -      2,036,474
Deferred compensation cost.....         -          -       (1,942,405)           -          -            -     (1,942,405)
Conversion of Notes into
Common    Stock................    351,000      3,510       5,189,637            -          -            -      5,193,147
Cumulative translation
adjustment.....................          -          -               -       (53,037)        -            -        (53,037)
Net income.....................          -          -               -    10,433,462         -            -     10,433,462
                                ---------- ----------    ------------  ------------  --------    ---------   ------------
BALANCE, DECEMBER 31, 1996       8,903,240    $89,032    $ 64,782,539  $(39,518,372)  (72,000)   $(216,000)  $ 25,137,199
                                ========== ==========    ============  ============  ========    =========   ============





                             See accompanying notes.

                                          XPEDITE SYSTEMS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       1996             1995             1994
                                                                   -------------    -------------    --------
OPERATING ACTIVITIES

Net income (loss)..............................................    $10,433,462     $(46,563,944)      $4,727,558
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
 Depreciation and amortization  ...............................      8,437,697        3,060,801        1,674,189
 Write-off of in-process research and development..............              -       53,000,000                -
 Accretion on subordinated debt  ..............................        175,925                -                -
 Deferred income taxes.........................................       (656,400)      (2,012,700)         157,000

 Change in operating assets and liabilities:
  Accounts receivable..........................................     (9,182,216)        (839,721)        (477,246)
  Other current assets.........................................        934,139          355,833         (461,046)
  Other assets.................................................       (131,453)               -           41,783
  Accounts payable.............................................       (645,052)      (3,128,006)        1,147,423
  Accrued expenses.............................................    (1,206,077)          631,373      (1,926,770)
  Deferred revenue.............................................              -                -         (13,000)
  Other liabilities............................................        127,386          176,021                -
  Income taxes payable.........................................      3,855,874        1,665,745          121,306
                                                                     ---------
Net cash provided by operating activities......................     12,143,285        6,345,402        4,991,197

INVESTING ACTIVITIES
Acquisition of property, plant and equipment...................     (8,964,368)      (3,650,251)      (4,280,337)
Acquisition of businesses......................................              -      (46,199,458)               -
Acquisition of intangibles......................................    (6,193,052)               -                -
Purchase of computer software..................................      (272,417)        (252,327)        (365,028)
Purchase of held-to-maturity securities........................              -     (11,692,002)      (5,818,012)
Sale of held-to-maturity securities............................              -       17,510,014                -
Investments in affiliates......................................    (1,693,893)          (4,599)        (339,700)
Loans to affiliate.............................................      (842,594)      (1,622,513)        (902,589)
                                                                     --------       ----------       ----------
Net cash used in investing activities..........................   (17,966,324)     (45,911,136)     (11,705,666)

FINANCING ACTIVITIES
Payments of acquisition liability..............................              -                -        (600,000)
Proceeds from notes payable....................................      2,915,516       40,000,000        1,495,701
Payment of debt issuance costs.................................              -      (1,402,500)                -
Repayments of other loans and notes payable....................    (9,766,158)        (292,892)      (2,599,486)
Repayments of related party loans and notes payable..............            -                -      (3,618,102)
Repayments of capital lease obligations........................      (289,924)         (79,917)         (39,502)
Net proceeds from issuance of Common Stock.....................     10,585,506          129,805       22,371,206
Redemption of Preferred Stock shares...........................              -                -         (372,000)
Payment of Preferred Stock dividends...........................              -                -          (74,476)
                                                                  ------------    -------------        ---------
Net cash provided by financing activities......................      3,444,940       38,354,496       16,563,341

Effect of exchange rate changes on cash........................        (18,181)         (33,445)                -
                                                                      --------        ---------        ----------

(Decrease) increase in cash and cash equivalents...............     (2,396,280)      (1,244,683)       9,848,872
Cash and cash equivalents at beginning of year.................      9,076,250       10,320,933          472,061
                                                                     ---------       ----------        ---------
Cash and cash equivalents at end of year.......................     $6,679,970       $9,076,250      $10,320,933
                                                                    ==========       ==========      ===========


                             See accompanying notes.

                              XPEDITE SYSTEMS, INC.

   SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE

   The Company entered into capital lease agreements for equipment in the amount of $161,200 in 1995.

   The Company made interest payments of $4,008,087, $31,011, and $104,973 during 1996, 1995 and 1994, respectively. The Company made income tax payments of $5,149,000, $3,103,000 and $1,663,000 during 1996, 1995 and 1994, respectively.

   The Company declared Preferred Stock dividends of $74,476 in 1994. No amounts were payable in additional shares of Preferred Stock and $74,476 was payable in cash. The carrying value of the Preferred Stock was increased by $288,791 during 1994, which represents the accretion of the difference between the carrying value and the mandatory redemption value at the date of issue using the interest method.

   During 1995, the Company issued 3,000 treasury shares of Common Stock, as part of a legal settlement with a former investor.

   During 1994, 7,179 shares of Preferred Stock were converted into Common Stock at a conversion price of $15.00 per share of Common Stock.

   The purchase price for the businesses acquired in 1995 is allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

Fair Value of Assets Acquired:
   Current assets excluding cash...........         $11,466,998
   Property, plant and equipment...........           7,956,162
   In-process research and development.....          53,000,000
   Customer lists..........................           5,600,000
   Purchased software......................           2,700,000
   Cost in excess of fair value of
        net assets acquired ...............           8,304,201
   Other assets............................           1,561,401
Less Liabilities Assumed:
   Current liabilities.....................         (16,173,973)
   Other liabilities.......................          (5,040,388)
Common stock issued to sellers.............         (18,266,625)
Subordinated debt issued to sellers........          (4,908,318)
                                                    -----------
Net Cash Paid..............................         $46,199,458
                                                    ===========




                             See accompanying notes.

                              XPEDITE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     ORGANIZATION AND BUSINESS

     Xpedite Systems, Inc. (the "Company") was incorporated in Delaware in July 1988. The Company develops and markets fax communication services worldwide. The Company generates revenues from the following: (i) usage fees charged for the Company's fax broadcast service ("Fax Broadcast"), gateway messaging service ("Gateway Messaging") and international point-to-point fax service ("Point-to-Point") to customers in diverse industries; (ii) sales of fax message handling systems, including equipment; and (iii) royalties with respect to the use of the Company's software. Revenues from the sales of systems are recognized when risk of ownership and title passes to the customer. The Company performs ongoing credit evaluations of customers and does not generally require collateral. Reserves are maintained for potential credit losses and allowances, and such losses and allowances have been within management's expectations.


     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated in consolidation.


     FOREIGN CURRENCY TRANSLATION

     The Company and each of its subsidiaries use their local currency as their functional currency. Gains and losses from foreign currency transactions are included in the determination of net income. Cumulative translation adjustments, which result from the process of translating the consolidated financial statements from the functional currencies of each subsidiary into the reporting currency, are included as a component of stockholders' equity.


     FOREIGN EXCHANGE FORWARD CONTRACTS

     Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge risk of changes in foreign currency exchange rates associated with certain obligations denominated in foreign currency. Such contracts are designated as hedges; therefore, gains and losses are deferred until contracts are settled and are included in interest income (expense) when the contracts are settled.

     The  Company  held   contracts   for  German  marks  and  Japanese  yen  of
approximately $3.4 million at December 31, 1995, and German marks of approximately $2.3 million at December 31, 1996, associated with the loans to affiliates (see Note 10) and intercompany balances with subsidiaries. Contracts for German marks have maturity dates ranging from 1997 through 1999.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     FOREIGN EXCHANGE FORWARD CONTRACTS (CONTINUED)

     The fair value of such contracts at December 31, 1996, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts. In the event of non-performance of contract terms by the banks, the Company would be required to sell German marks at the prevailing exchange rates.


     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The fair value of these investments approximates cost.


     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                    YEARS
                                                    -----
              Buildings                               25
              Equipment                                5
              Furniture and fixtures                   7


     Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful life of the related improvement.


     PURCHASED SOFTWARE AND CUSTOMER LISTS

     Purchased software is being amortized on a straight line basis over the estimated useful life of three to five years. Such amortization is greater than the amount computed using the ratio that current gross revenues related to the purchased software bear to the total of current and anticipated future gross revenues related to the purchased software. Amortization of purchased software amounted to $1,141,097, $337,871 and $242,110 during 1996, 1995 and 1994, respectively.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Customer lists are being amortized on a straight-line basis over the estimated useful life of eight years. In the opinion of management, the customer list assets will be recovered over a period of eight years based upon the anticipated future revenue stream generated from the customer base existing on the acquisition dates.


     COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

     Costs in excess of the fair value of the tangible net assets and identifiable intangible assets of businesses acquired are amortized on a straight-line basis over estimated useful life ranging from ten to twenty years. The Company assesses the recoverability of costs in excess of the fair value of the net assets acquired by determining whether the carrying value of these assets can be recovered through undiscounted forecasted future cash flows over their remaining lives.


     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 as of January 1, 1995, which did not have a material effect on the Company's consolidated financial position or results of operations.


     INCOME TAXES

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


     STOCK BASED COMPENSATION

     As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, recognized over the vesting period.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT

     The Company expenses research and development costs related to existing software and systems as incurred.


     NET INCOME (LOSS) PER COMMON SHARE

     The net income (loss) per Common Share for the three years ended December 31, 1996, is computed using the weighted average number of common shares and dilutive common share equivalents outstanding. The amount of dilution, where appropriate, is computed by application of the treasury stock method.


2.   ACQUISITIONS

     In September 1996, the Company purchased the assets of one of its Nodal Partners in Korea, Posdata Company, Ltd. ("Posdata"), for a purchase price of approximately $2.5 million. Further, in December 1996, a subsidiary of the Company purchased from Pacific Star Services Pty Limited, a subsidiary of New Zealand's national telephone company, Pacific Star Communications, Ltd. ("PacStar"), the assets of PacStar's "Fax 2000" enhanced facsimile services business carried on in Australia. The purchase price for the Fax 2000 business was approximately $1.3 million. The Company also purchased a customer list from Xpedite Systems Limited (Note 10) for $1.3 million in March 1996.

     The   aforementioned   acquisitions   were   accounted  for  as  purchases.
Accordingly, the acquired assets (primarily customer lists) have been recorded at their estimated fair market values at the date of acquisition.

     On November 20, 1995, the Company purchased all of the outstanding capital stock of Swift Global Communications, Inc. ("Swift"), ViTel International Holding Company, Inc. ("ViTel") and Comwave Communications AG ("Comwave"). The purchase prices for the acquisitions, including transaction costs, were approximately $23,195,000, $41,540,000 and $11,340,000, respectively, which includes a total of $2,000,000 held in escrow for settlement of certain representations and warrantees. A portion of the purchase prices were paid through the issuance of 1,249,000 shares of the Company's Common Stock valued at $18,267,000, and subordinated notes payable to the sellers of ViTel with a carrying value of approximately $4,908,000 (see Note 5). The acquisitions were accounted for as purchases. Accordingly, the acquired assets and liabilities assumed through these purchases have been recorded at their estimated fair market values at the date of acquisition. Identifiable intangible assets acquired included $53,000,000 of in-process research and development costs, customer lists of $5,600,000, and purchased software of $2,700,000. Since the technological feasibility of the in-process research and development costs had not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1995.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


2.   ACQUISITIONS (CONTINUED)

     A stockholder of the Company received $348,000 of fees for services provided in connection with the November 1995 transactions.

     The results of operations of the 1995 purchased businesses are included in the accompanying consolidated statements of operations from the date of acquisition. Unaudited proforma results as if the acquisitions had occurred on January 1, 1995 and 1994, which includes the $53,000,000 write off of in-process research and development costs, are as follows:

                                         1995                     1994
                                   -----------------         ---------------

Net revenues....................   $     107,099,000         $    88,164,000
Net loss........................   $     (50,797,000)        $   (53,272,000)
Net loss per Common Share.......           $   (6.28)               $  (6.79)



     The proforma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                    DECEMBER 31,
                                        -----------------------------------

                                              1996               1995
                                        ----------------   ----------------

Land....................................     $    75,753       $     75,753
Building................................         103,977            103,977
Equipment...............................      26,135,687         17,880,624
Furniture and fixtures..................       3,537,759          1,681,859
Leasehold improvements..................       1,559,932            884,940
                                            ------------       ------------
                                              31,413,108         20,627,153
Less accumulated depreciation
   and amortization.....................      10,912,682          4,391,760
                                             -----------       ------------
                                             $20,500,426        $16,235,393
                                             ===========       ============

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                  DECEMBER 31,
                                     --------------------------------------
                                            1996                1995
                                     ------------------   -----------------

Communication line charges    .......      $  1,851,242        $  1,434,367
Salaries and related benefits .......         3,281,096           3,213,181
Accrued interest    .................            64,410             467,671
Other................................           724,337           2,011,943
                                           ------------
                                           $  5,921,085        $  7,127,162
                                           ============        ============



5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                1996              1995
                                         -----------------  ----------------
Term loan............................     $    31,750,000       $ 40,000,000
Subordinated notes
  to former owners...................                  -           4,957,450
Notes payable to banks...............          2,951,057             989,930
Notes payable to
  former owners of ViTel.............            208,549             468,788
                                          ----------------   ----------------
                                              34,909,606          46,416,168
Less current maturities..............         (7,763,459)        (10,652,747)
                                          ----------------   ----------------

                                          $   27,146,147      $    35,763,421
                                          ================   ================



     The Company entered into a credit agreement with a commercial bank which provided a $40,000,000 term loan to finance the acquisition of Swift, ViTel, and Comwave in November 1995 (see Note 2). The term loan is payable in quarterly installments of $1,250,000 increasing periodically to $2,250,000 with a final payment in August 2001. During 1996, the Company made prepayments of principal on the term loan amounting to $3,250,000. The credit agreement also provides for a $5,000,000 revolving loan limited to 80% of eligible accounts receivable, as defined. The credit agreement expires in August 2001. A commitment fee is payable at a rate of 0.5% per annum of the unused portion of the revolving loan. There were no amounts outstanding under the revolving loan at December 31, 1996 or 1995.

     At the Company's option, the term loan and revolving loan bear interest at either (a) the Bank's Base Rate, defined as the higher of (i) 0.5% ("Base Margin") in excess of the Federal Funds rate or (ii) the bank's prime rate plus 1.5%; or (b) at a rate equal to the LIBOR rate plus 2.75%. The Base Margin was adjusted in November 1996, and will be adjusted thereafter, until maturity based on the Company's outstanding indebtedness and results of operations. The Company has elected to be charged interest at LIBOR (5.7%) plus 2.75% at December 31, 1996. Substantially all of the assets of the Company collateralize the term and revolving loans.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


5.   LONG-TERM DEBT (CONTINUED)

     The credit agreement contains certain financial covenants which include minimum levels of net worth, current ratio, earnings before interest, taxes, depreciation and amortization ("EBITDA") and indebtedness as compared to EBITDA.

     The principal amounts of the subordinated notes issued in connection with the acquisition of ViTel were approximately $5,133,000. The notes did not accrue interest until May 20, 1996. Accordingly, the notes were recorded at their fair value of $4,908,000 at the date of acquisition. The notes were prepaid in June 1996, with 351,000 shares of the Company's common stock.

     The notes payable to banks consists of the following: (a) four notes in the amount of $487,000 in the aggregate payable to Japanese banks bearing interest at rates ranging from 2.4% to 3.8%. Principal and interest is payable monthly or quarterly through September 1998, and (b) two notes in the amount of $2.1 million in the aggregate payable to a Korean bank bearing interest at rates ranging from 14% to 15%, which were repaid in January 1997, and (c) a non-interest bearing note in the amount of approximately $300,000 payable to PacStar in connection with the PacStar acquisition, which is payable in April 1997.

     The note payable to a former owner of ViTel is non-interest bearing. Principal is payable semi-monthly through April 2000.

     Aggregate maturities of long-term debt for the next five years and thereafter are as follows: 1997- $7,763,459; 1998- $6,146,147; 1999- $7,000,000;
2000- $8,000,000; 2001- $6,000,000; thereafter- $0.

     The carrying amount of the Company's borrowings approximates the fair value.

     Costs incurred in connection with obtaining the term and revolving loans totaled $1,419,000 and are included in Other Assets in the accompanying consolidated balance sheet. These costs are amortized on a straight line basis over the life of the credit agreement, which is six years. Accumulated amortization totaled $260,000 and $26,000 at December 31, 1996 and 1995, respectively.

     XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


6.   INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are:

                             1996              1995                1994
                        --------------     --------------     --------------
Federal:
     Current..........  $    6,616,571     $    3,971,390     $    1,493,000
     Deferred.........        (582,493)        (2,050,400)           122,000

State and local:
     Current..........       1,159,000            782,200            300,400
     Deferred.........         (73,907)            37,700             35,000
                        --------------     --------------     --------------
                        $    7,119,171     $    2,740,890     $    1,950,400
                        ==============     ==============     ==============



     Included in the December 31, 1996 federal current and deferred income tax expense is approximately $1.4 million of foreign income tax expense.

     The reconciliation of income taxes computed at the U.S. statutory federal tax rate to income tax expense for the years ended December 31, 1996, 1995 and 1994 are:



                                                  1996                      1995                      1994
                                        ------------------------   -----------------------   ----------------------
                                            Amount      Percent       Amount       Percent      Amount     Percent
                                        --------------  --------   -------------   -------   ------------  --------
Tax expense (benefit) at U.S.
statutory rate .................        $    6,143,421    35%      $(14,900,000)    (34%)    $  2,270,400     34%
Write-off of in process research
and development ................                                      18,020,000     41
State income taxes, net of
federal income tax benefit .....               753,023     4             541,000      1           221,000     3
Reduction in valuation
allowance ......................              (192,700)   (1)         (2,279,000)    (5)         (336,000)   (5)
Other items ....................               415,427      2          1,358,890      3          (205,000)   (3)
                                        --------------  --------   -------------   -------   ------------  --------
Income tax expense .............        $    7,119,171    40%      $   2,740,890     6%      $  1,950,400    29%
                                        ==============  ========   =============   =======   ============  ========


                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


6.   INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                  1996             1995
                                              ------------      -----------
Reserve for allowances for doubtful
  accounts .................................  $    944,000      $   760,200
Accruals and reserves.......................     1,286,000        1,278,400
Future tax benefits of net operating
  loss carryforwards........................     1,554,000        2,376,000
                                              ------------      -----------

Gross deferred tax asset....................     3,784,000        4,414,600
                                              ------------      -----------

Deferred tax liabilities:
  Fixed assets................................   1,019,000        1,423,800
  Intangibles.................................   2,614,000        3,320,000
  Other liabilities...........................      59,000           42,500
                                              ------------      -----------
Gross deferred tax liability..................   3,692,000        4,786,300
                                              ------------      -----------

Net deferred tax asset (liability)............      92,000         (371,700)
Valuation allowance for deferred
  tax assets..................................           -         (192,700)
                                              ------------      -----------
Net deferred tax assets (liability).........  $     92,000      $  (564,400)
                                              ============      ===========


     The Company has recorded a deferred tax asset of $1,554,000 at December 31, 1996 reflecting the benefit of $4,441,000 in loss carryforwards, which expire in varying amounts between 2004 and 2007. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     As a result of certain transactions involving the Company's stock, an ownership change, as defined in Section 382 of the Internal Revenue Code, occurred in 1992. Consequently, future utilization of the Company's federal net operating loss carryforwards are subject to an annual limitation of approximately $640,000.

     The Company has unremitted foreign earning of approximately $4.6 million at December 31, 1996. It is the Company's intention to permanently reinvest those earnings in its foreign operations. Accordingly, no federal deferred taxes have been provided on those earnings. If such earnings were to be remitted, it is possible there would be withholding taxes (although not readily determinable) on such remittances.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


7.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under long-term lease agreements. The obligations related to the leasing of equipment, are classified as capital leases. Equipment under capital leases totaled $610,000 and $835,526, net of accumulated depreciation, at December 31, 1996 and 1995, respectively.

     The leases of real property are classified as operating leases and expire through 2001. These leases are subject to increases in property taxes and maintenance costs.

     The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 1996:

                                          CAPITAL          OPERATING
                                           LEASES            LEASES
                                        ------------      ------------

          1997                          $    283,636      $  1,775,602
          1998                               211,285         1,339,672
          1999                               123,270           808,419
          2000                                 9,776           562,154
          2001                                     -           322,948
          Thereafter                               -            15,700
                                        ------------      ------------
Total minimum lease payments                 627,967      $  4,824,495
                                                          ============
Less amount representing interest             59,286
                                        ------------
Present value of minimum lease
 payments                                    568,681
Less current portion                         241,995
                                        ------------
                                        $    326,686
                                        ============

     Rent expense totaled $3,257,102, $1,201,632 and $895,730 for 1996, 1995 and
1994, respectively.

     The Company is involved in litigation, as a defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.


8.   BENEFIT PLANS AND EQUITY AWARDS

     In January 1996, the Company established an incentive stock option plan for its officers and employees (the "1996 Plan"). A total of 750,000 shares of Common Stock were reserved for issuance pursuant to options granted under the 1996 Plan.

     In November 1993, the Company established an incentive stock option plan for its officers and employees (the "1993 Plan"). A total of 450,000 shares of Common Stock were reserved for issuance pursuant to options granted under the 1993 Plan.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


8.   BENEFIT PLANS AND EQUITY AWARDS (CONTINUED)

     The 1992 Incentive Stock Option Plan (the "1992 Plan") was approved by the Board of Directors in 1992 and authorized the issuance of up to 715,696 options.

     Additionally, in April 1996, the Company reserved 200,000 shares of Common Stock for issuance pursuant to options which may be awarded to certain executive officers of the Company under the Officers' Contingent Stock Option Plan (the "Plan"), upon achievement of certain performance targets. In July 1996, the Company granted 92,500 of such options, at a purchase price of $0.00 per share. Compensation expense related to these grants, calculated at the fair market value of the Company's Common Stock at the date of grant, to be recognized over the vesting period of 48 months, will total $2,036,474. The Company has recognized compensation expense in 1996 of $94,069. These options expire on April 21, 2006. In January 1997, the Company's Board of Directors resolved to replace the unawarded "second tranche" of 100,000 performance options under the Plan with a combination of Incentive Stock Options and cash bonus awards. Such amendment to the Plan and the details thereof have not been finalized as yet.

     During 1993, the Company issued 7,000 stock warrants to a consultant to purchase shares of Common Stock at a purchase price of $0.50 per share. These warrants expire December 31, 1999. Also during 1993, the Company issued 5,000 stock warrants to a stockholder of the Company to purchase shares of Common Stock at a purchase price of $7.00 per share. These warrants expire November 16, 2003.

     In February 1994, the Company granted warrants to purchase 10,000 shares of Common Stock at a purchase price of $15.00 per share, to a new member of the Board of Directors. During 1995, 3,334 of these warrants were exercised. The remaining 6,666 warrants were canceled during 1995.

     In April 1996, the Company issued warrants to members of the Board of Directors to purchase 125,000 shares of Common Stock at a purchase price of $17.50 per share. Subsequently, 8,334 warrants were forfeited due to the resignation of a Board member. The remaining 116,666 warrants were all outstanding at December 31, 1996.

     FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants ("equity awards") under the fair value method of FAS 123. The fair value of these equity awards was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of between 6.07% and 6.17%; expected volatility of 0.55; expected option life of five years, and an expected dividend yield of 0.0%.

     For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:



                                                1996              1995
                                           --------------    ---------------

    Pro forma net income...............   $    9,548,461    $   (47,151,498)
    Pro forma net income per share
       of common stock.................   $         1.11    $         (6.77)

                              XPEDITE SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


     Stock option plans' activity is summarized as follows:

                                        1996                     1995                    1994
                              ------------------------   ---------------------  -----------------------
                                            WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                 AVERAGE                  AVERAGE
                                            EXERCISE                 EXERCISE                 EXERCISE
                                OPTIONS       PRICE      OPTIONS      PRICE      OPTIONS       PRICE
                              -----------  -----------   --------   ----------  ----------   ----------

Outstanding at beginning of year  803,963  $      8.10    675,420   $     6.23     604,450   $     0.57
Canceled......................     33,476  $     16.04     (6,319)  $    13.46     (12,608)  $     3.96
Granted.......................    383,100  $     12.62    170,600   $    14.18     266,350   $    15.10
Exercised.....................    146,340  $      1.87    (35,738)  $     0.78    (182,772)  $     0.58
Outstanding at end of year  ..  1,007,245  $     10.46    803,963   $     8.10     675,420   $     6.23
                              ===========  ===========   ========   ==========  ==========   ==========

Exercisable at end of year        501,018                 397,943                  210,993
                              ===========                ========               ==========
Weighted average fair value of
options granted during the year            $     13.35              $    10.24               $    11.48
                                           ===========              ==========               ==========



     Stock options outstanding at December 31, 1996 are summarized as follows:



                            OUTSTANDING      WEIGHTED AVERAGE
  RANGE OF EXERCISE         OPTIONS AT           REMAINING      WEIGHTED AVERAGE
        PRICES           DECEMBER 31, 1996   CONTRACTUAL LIFE     EXERCISE PRICE
---------------------   -------------------  ----------------   ---------------

        $ 0.00                  92,500               8.3              $  0.00
        $ 0.50                 237,628               5.7              $  0.50
   $ 3.00 - $ 3.42               3,270               6.6              $  3.00
        $ 7.00                   1,189               6.8              $  7.00
   $ 13.75 - $17.50            672,658               8.4              $ 15.47



     The Company has a defined contribution 401(k) plan (the "Plan") which allows all eligible employees to defer a portion of their income through contributions to the Plan. Under the terms of the Plan, the Company contributes an amount equal to 50% of the employee's elective deferrals up to 5% of the total annual compensation paid to the Plan participant. The Company's expense under the Plan for 1996, 1995 and 1994 was $629,054, $228,294 and $174,090,
respectively.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996

9.   PUBLIC OFFERINGS

     In February 1994, the Company issued 1,650,000 shares of Common Stock in an initial public offering. The Company used a portion of the net proceeds of the offering to repay all outstanding indebtedness (except indebtedness related to capital lease obligations) and to redeem 227 shares of Preferred Stock. At the closing of the offering, 7,179 shares of Preferred Stock were converted into Common Stock at a conversion price equal to the initial public offering price ($15.00 per share of Common Stock).

     In August 1996, the Company completed an offering of 720,000 shares of its common stock, at a price of $18.75 per share, less underwriting discounts and commissions. Of the total shares sold, the Company issued 550,000 shares and certain stockholders of the Company ("Selling Stockholders") sold 170,000 shares. In September 1996, the underwriters exercised their over-allotment option, resulting in the issuance by the Company of an additional 82,500 shares of common stock, and the sale of an additional 25,500 shares by the Selling Stockholders. Proceeds of this offering, net of underwriting fees, amounted to $11.2 million, of which $3.4 million was used to repay debt, and the balance was used for other expenses related to the offering, working capital, and general and corporate purposes.


10.  SYSTEM AND MARKETING AGREEMENTS

     In connection with its international expansion, the Company has entered into relationships in Europe with Xpedite Systems, GmbH ("XSG"), Xpedite Systems, S.A. ("XSSA") and Xpedite Systems, Ltd. ("XSL," and collectively with XSG and XSSA, the "European Affiliates"). At the time of formation of each of these entities, the Company entered into a Systems and Marketing Agreement and a Put and Call Option Agreement (collectively, the "Put/Call Agreements") with each European Affiliate and, in the case of the Put/Call Agreements, each affiliate's shareholders. These agreements provide for the sale by the Company to each European Affiliate of the Company's document distribution system, along with a license to the software used to operate such system, joint marketing efforts, and "put" and "call" rights which, upon the achievement of specified levels of financial performance by the relevant European Affiliate and fulfillment of certain other conditions, would enable or require the Company to purchase interests in the relevant European Affiliate. The Company currently owns 18.8% of XSSA and 19% of XSG, and has an option to purchase an additional 17% of XSG held by a significant shareholder of XSG. The Company has no current ownership stake in XSL. Loans to the aforementioned European Affiliates total approximately $3.5 million and $2.5 million at December 31, 1996 and 1995, respectively, and reflected in the Company's consolidated balance sheets.

     Because (i) Xpedite UK is likely to produce operating results in excess of the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite UK Put/Call Agreement, and (ii) Xpedite Germany has recently produced operating results indicating Xpedite Germany may attain the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite Germany Put/Call Agreement, and if the financial performance of Xpedite UK and Xpedite Germany continues, it is reasonably likely that the Company could exercise or be subject to the exercise of these options in early 1998 with respect to Xpedite UK and Xpedite Germany.

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


10.  SYSTEM AND MARKETING AGREEMENTS (CONTINUED)


     Assuming that Xpedite Germany achieves the minimum amount of earnings of $1.1 million (at current exchange rates) contemplated by the Xpedite Germany Put/Call Agreement and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $8.3 million, after exercise of the "special option" granted to the Company to purchase approximately 17.5% of the outstanding share of Xpedite Germany from a current shareholder for $33,000. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $89.0 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next eighteen months. However, assuming that Xpedite France achieves the minimum amount of earnings of $1.1 million (at current exchange rates) contemplated by the Xpedite France Put/Call Agreement and utilizing the Company's stock price and earnings at and as of the twelve months ended December 31, 1996, the purchase price payable in connection with the exercise of 100% of the put option would be approximately $11.3 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

     If exercised, the purchase price payable in connection with the "put" and "call" options is payable 20% in cash or negotiable securities and 80% in common stock of the Company (in the case of Xpedite UK and Xpedite France), or a combination of cash, common stock of the Company, or any negotiable security, at the Company's option, in the case of Xpedite Germany. In addition to the foregoing, the Company may purchase one or more of the European Affiliates pursuant to negotiations with the stockholders thereof (a "Negotiated Purchase"). The Company has had preliminary discussions with each of the European Affiliates regarding a Negotiated Purchase. The Company cannot predict the purchase price payable in connection with any such Negotiated Purchase or whether any such Negotiated Purchase will occur.

     In conjunction with its analysis of its strategic alternatives to enhance stockholder value, the Company is considering effecting a recapitalization which could entail a substantial increase in the Company's leverage and the distribution to the Company's stockholders of a special dividend. The Company believes that such a leveraged recapitalization would provide meaningful liquidity to its stockholders and also would have a significant impact on the Company's stock price. Accordingly, because one element of the formula utilized to calculate the purchase price payable pursuant to any "put" or "call" option is the Company's stock price, the Company believes that such a leveraged

                              XPEDITE SYSTEMS, INC.

                                DECEMBER 31, 1996


10.  SYSTEM AND MARKETING AGREEMENTS (CONTINUED)


recapitalization would result in a substantial reduction in the price paid in connection with any exercise of a "put" or "call" option. There can be no assurance that the Company will effect any such leveraged recapitalization. See
Note 12 for additional discussion of the Company's analysis of its strategic alternatives.

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

     If and when the put and call options are exercised, the investments in Xpedite Germany, Xpedite UK and Xpedite France will be accounted for either on the equity method of accounting or will be consolidated, depending on the Company's percentage of ownership.


11.  SEGMENT DATA AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment. The following table presents financial information based on the Company's geographic segments for the years ended December 31, 1996 and December 31, 1995:



                           NET              OPERATING           IDENTIFIABLE
       1996              REVENUES             INCOME               ASSETS
-------------------   --------------     ----------------    ------------------

North America......   $   91,387,431     $     17,242,174    $       66,282,306

Far East...........       25,505,348              435,326            14,401,049

Europe.............       12,954,872            2,775,290             7,707,517
                      --------------     ----------------    ------------------

Total..............   $  129,847,651     $     20,452,790    $       88,390,872
                      ==============     ================    ==================

                              XPEDITE SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



11.  SEGMENT DATA AND GEOGRAPHIC INFORMATION (CONTINUED)



                            NET              OPERATING         IDENTIFIABLE
       1995              REVENUES          (LOSS) INCOME         ASSETS
-------------------   --------------     ---------------     ---------------

North America.......  $   52,022,430     $   (44,020,454)    $    49,650,056
Far East............       2,198,893            (102,167)         11,994,268
Europe..............       1,462,639              43,237          11,238,447
                      --------------     ---------------     ---------------
 Total..............  $  55,683,962      $   (44,079,384)    $    72,882,771
                      ==============     ===============     ===============


12.  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1997, the Company retained Merrill, Lynch & Co. ("Merrill") to assist the Board of Directors of the Company (the "Board") in evaluating the strategic direction of the Company, including the evaluation of possible business combinations, a leveraged recapitalization or other methods for enhancing stockholder value. The Board also appointed a special committee, consisting of Philip A. Campbell and Robert Chefitz, to evaluate the strategic alternatives that may be available to the Company to enhance stockholder value. The special committee, with the assistance of Merrill, is continuing to evaluate the Company's strategic alternatives.

     In a related development, on February 7, 1997, the Company announced that it had received a proposal (the "Proposal") from a group which included UBS Capital Partners (an affiliate of Union Bank of Switzerland), Fenway Partners and members of the Company's senior management to acquire the Company in a transaction in which the Company's shareholders would receive $22.50 per share in cash for their shares of Common Stock. The Proposal was subject to the satisfaction of a variety of material conditions, including the negotiation of satisfactory arrangements with Xpedite's affiliates in the United Kingdom and Germany. The Proposal expired on March 7, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.       EXECUTIVE COMPENSATION.

ITEM 12.       SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

     (a)  List of documents filed as part of this report.

          (1)  FINANCIAL STATEMENTS

               Consolidated balance sheets of Xpedite Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996.

          (2)  FINANCIAL STATEMENT SCHEDULES

               Schedule II:  Valuation and Qualifying Accounts.

          Schedules other than the schedule listed above have been omitted because they are not applicable or not required, or because the information is shown in the Consolidated Financial Statements or the Notes thereto.

          (3)  EXHIBITS.


     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBIT
    ---------                       ----------------------

       2.1 Agreement and Plan of Merger, dated as of November 20, 1995, among the Registrant, SGC Acquisition Corp., a Delaware corporation, and Swift Global Communications Inc., a Delaware corporation.(*)

       2.2 Stock Purchase Agreement, dated as of November 20, 1995, among the Registrant, ViTel International Holding Company, Inc., a Delaware corporation ("ViTel"), and the stockholders of ViTel identified therein.(*)

       2.3 Stock Purchase Agreement, dated as of November 20, 1995, among the Registrant, Comwave Communications AG, a Swiss corporation ("Comwave"), and Computainer Systems (Global) Inc., a British Virgin Islands corporation which was the sole shareholder of Comwave.(*)

       3.1    Amended  and  Restated   Certificate  of   Incorporation   of  the
              Registrant.(****)

       3.2    Amended and Restated By-laws of the Registrant.(**)

       4.1    Specimen Certificate for Common Stock.(**)

       10.1 Lease Agreement, dated August 3, 1988, between the Registrant and Mid-Atlantic Industrial Co.(**)

     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBIT
    ---------                       ----------------------

       10.2 Lease Agreement, dated June __, 1990, as modified on August 3, 1990, between the Registrant and Mid-Atlantic Industrial Co.(**)

       10.3 Form of Lease Extension Agreement between the Registrant and Mid-Atlantic Industrial Co.(**)

       10.4 Agreement of Lease, dated as of June 25, 1986, between Swift Global Communications Inc. and 997 Partners.(****)

       10.5 Sublease Agreement, dated as of March 1, 1991, between Swift Global Communications Inc. and Essilor of America, Inc.(****)

       10.6 Office Building Lease, dated as of March 2, 1987, between ViTel International, Ltd. and Shoreline Office Center Limited Partnership ("Shoreline"), together with (i) Lease Amendment, dated as of November 1, 1990, between ViTel International, Inc. and Shoreline, and (ii) Second Amendment, dated as of December 2, 1993, between ViTel International, Inc. and Shoreline.(****)

       10.7   Employment   Agreement,   dated  October  1,  1988,   between  the
              Registrant and Roy B. Andersen, Jr.(**)

       10.8   Employment   Agreement,   dated  October  1,  1988,   between  the
              Registrant and Dennis Schmaltz.(**)

       10.9 Employment Agreement, dated May 1, 1990, between the Registrant and Max Slifer.(**)

       10.10 Employment Agreement, dated June 27, 1996, between the Registrant and Robert S. Vaters.(*****)

       10.11 Employment Agreement, dated as of November 20, 1995, between the Registrant and George Abi Zeid.(****)

       10.12  1992 Incentive Stock Option Plan.(**)

       10.13  1993 Incentive Stock Option Plan.(**)

       10.14  1996 Incentive Stock Option Plan.(****)

       10.15 Stock Purchase Agreement, dated as of June 12, 1992, among the Registrant, Robert A. Epstein, Stuart Epstein, David Epstein, APA Excelsior III, L.P., Coutts & Co. (Jersey), Ltd., Custodian for APA Excelsior III/Offshore, L.P., CIN Venture Nominees, Ltd. and APA/Fostin Pennsylvania Venture Capital Fund.(**)

     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBIT
    ---------                       ----------------------

       10.16 Shareholders Agreement, dated as of November 20, 1995, among the Registrant, David Epstein, Stuart Epstein, Robert Epstein, APA Excelsior III, L.P., a Delaware limited partnership, Coutts & Co. (Jersey), Custodian for APA Excelsior III/Offshore, L.P., a Channel Islands corporation, CIN Venture Nominees, Ltd., a United Kingdom corporation, APA/Fostin Pennsylvania Venture Capital Fund, L.P., a New York limited partnership, 11313 Yukon Ltd., a Yukon corporation, George Abi Zeid, Fortune Partner Investments Ltd., a British Virgin Islands corporation, Gold Chalet Overseas Ltd., a British Virgin Islands corporation, Barclay Holdings Corporation, a British Virgin Islands corporation, Zeev Remez, Ian Wilder, Paul Leslie Hammond, Roy B. Andersen, Jr., Stuart S. Levy, Max A. Slifer and Dennis Schmaltz.(*)

       10.17 System Agreement, dated May 2, 1992, between the Registrant, Eurofax and David Epstein.(**)

       10.18 Put and Call Option Agreement, dated as of December 15, 1993, among the Registrant, APAX, Olivier de Puymorin and Xpedite, S.A.(**)

       10.19  System and  Marketing  Agreement,  dated as of January  29,  1993,
              between  the  Registrant  and  Xpedite  Systems,   Ltd.  ("Xpedite
              UK").(**)

       10.20 Put and Call Option Agreement, dated as of January 29, 1993 ("Xpedite UK Option Agreement"), among the Registrant, APAX Partners & Co. Ventures Limited ("APAX"), David Proctor ("Proctor") and Xpedite UK.(**)

       10.21 Amendment to Xpedite UK Option Agreement, dated as of July 6, 1995, among the Registrant, APAX, Proctor and Xpedite UK.(****)

       10.22 Letter Agreement, dated as of March 1, 1996, between Xpedite UK and the Registrant.(****)

       10.23 Form of Indemnification Agreement between the Registrant and its Directors and Officers.(**)

       10.24 System and Marketing Agreement, dated as of June 24, 1994, between the Registrant and Xpedite Systems GmbH ("Xpedite Germany").(***)

       10.25 Shareholder Agreement, dated June 24, 1994, among the Registrant, APA Expert Beteiligungsgesellschaft GmbH ("APA Expert"), Dr. Norbert Posch, Rudolph Achhammer, Horst Waltemathe, Nigel Hall and Xpedite Vertriebs GmbH (to be renamed Xpedite Systems, GmbH).(***)

       10.26 Option Agreement, dated June 24, 1994 ("Xpedite Germany Option Agreement"), among the Registrant, APA Expert, APA German European Ventures L.P., Dr. Norbert Posch, Xpedite Vertriebs GmbH, Rudolph Achhammer, Horst Waltemathe, and Nigel Hall.(***)

     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBIT
    ---------                       ----------------------

       10.27 Amendment to Option Agreement, dated November 16, 1995, among the Registrant, APA Expert, APA German European Ventures L.P., Dr. Norbert Posch, Xpedite Germany, Rudolf Achhammer, Horst Waltemathe, Nigel Hall, Hermann J. Karbaum, Holger Martens, Dieter Naudert and Heinz Schon.(****)

       10.28 Settlement Agreement, Release and Sixth Amendment to System Supply Agreement, dated as of July 13, 1994, between the Registrant and Cable & Wireless, Inc. (formerly known as Cable & Wireless Communications, Inc.). (***)

       10.29 Credit Agreement, dated as of November 20, 1995, among the Registrant, Banque Indosuez, New York Branch ("Indosuez") and the other lending institutions listed in Exhibit I thereto, and Indosuez, as Agent.(****)

       10.30  Form of Officers' Contingent Stock Option Plan.

       10.31  Form of Non-Employee Directors' Warrant Plan.

       10.32 Shareholders Agreement, dated January 31, 1997, among the Registrant and certain shareholders of the Company owning approximately 34% of the issued and outstanding common stock of the Company.

       21.1   Subsidiaries of the Registrant.

       23.1   Consent of Ernst & Young LLP.

       23.2   Report of Ernst & Young LLP.

       27     Financial Data Schedule

-------------------------
(*) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 20, 1995, as amended.

(**) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-73258, originally filed with the Securities and Exchange Commission on December 22, 1993, as subsequently amended, and declared effective on February 11, 1994.

(***) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(****) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(*****) Incorporated by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-08265, originally filed with the Securities and Exchange Commission on July 17, 1996, as subsequently amended, and declared effective on August 15, 1996.


     (b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K have been filed during the fourth quarter of 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                     XPEDITE SYSTEMS, INC.


                                     By: /S/ ROY B. ANDERSEN, JR.
                                              Roy B. Andersen, Jr.
                                              President, Chief Executive Officer
                                              and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE               TITLE                            DATE
             ----------              ------                          -------

     /S/ ROY B. ANDERSEN, JR.      President, Chief               March 28, 1997
-------------------------------    Executive Officer and
       Roy B. Andersen, Jr.        Director (Principle
                                   Executive Officer)

       /S/ ROBERT S. VATERS        Executive Vice President,      March 28, 1997
-------------------------------    Finance, Chief Financial
         Robert S. Vaters          Officer and Secretary
                                   (Principal Accounting and
                                   Financial Officer)

         /S/ JOHN C. BAKER         Director                       March 28, 1997
-------------------------------
           John C. Baker

         /S/ DAVID EPSTEIN         Director                       March 28, 1997
-------------------------------
           David Epstein

        /S/ ROBERT CHEFITZ         Director                       March 28, 1997
-------------------------------
          Robert Chefitz

      /S/ PHILIP A. CAMPBELL       Director                       March 28, 1997
-------------------------------
        Philip A. Campbell

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


SUPPLEMENTAL SCHEDULES


II. Valuation and qualifying accounts for the years ended December 31, 1994, 1995 and 1996.


---------------------------

Schedules other than the schedule listed above have been omitted because they are not applicable or not required, or because the information is shown in the Consolidated Financial Statements or the Notes thereto.

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT     CHARGED TO
                                                    BEGINNING      COSTS AND                      BALANCE AT
              DESCRIPTION                           OF PERIOD      EXPENSES      DEDUCTIONS(1)  END OF PERIOD
              ------------                         -----------  --------------   ------------   -------------
YEAR ENDED DECEMBER 31, 1996:
Reserve for Allowances and Doubtful Accounts       $  (993,374) $   (3,434,032)  $  2,576,834   $  (1,850,572)
                                                   ===========  ==============   ============   =============

YEAR ENDED DECEMBER 31, 1995:
Reserve for Allowances and Doubtful Accounts       $  (548,593) $   (1,605,752)  $  1,160,971   $    (993,374)
                                                   ===========  ==============   ============   =============

YEAR ENDED DECEMBER 31, 1994:
Reserve for Allowances and Doubtful Accounts       $  (401,657) $   (1,377,314)  $  1,230,378   $    (548,593)
                                                   ===========  ==============   ============   =============



---------------------------

(1) These deductions relate to the write-off of accounts and credits issued to customers.

                                  EXHIBIT INDEX


EXHIBIT
  NO.                  DESCRIPTION OF EXHIBIT
--------               ---------------------



2.1  Agreement and Plan of Merger,  dated as of November 20,
     1995,  among the Registrant,  SGC Acquisition  Corp., a
     Delaware  corporation,  and Swift Global Communications
     Inc., a Delaware corporation.(*)

2.2  Stock  Purchase  Agreement,  dated as of  November  20,
     1995, among the Registrant, ViTel International Holding
     Company, Inc., a Delaware corporation ("ViTel"), and the stockholders of ViTel identified therein.(*)

2.3 Stock Purchase Agreement, dated as of November 20, 1995, among the Registrant, Comwave Communications AG, a Swiss corporation ("Comwave"), and Computainer Systems (Global) Inc., a British Virgin Islands corporation which was the sole shareholder of Comwave.(*)

3.1 Amended and Restated Certificate of Incorporation of the Registrant.

3.2  Amended and Restated By-laws of the Registrant.(**)

4.1  Specimen Certificate for Common Stock.(**)

10.1 Lease  Agreement,  dated  August 3, 1988,  between  the
     Registrant and Mid-Atlantic Industrial Co.(**)

10.2 Lease  Agreement,  dated June __, 1990,  as modified on
     August 3, 1990, between the Registrant and Mid-Atlantic
     Industrial Co.(**)

10.3 Form  of  Lease   Extension   Agreement   between   the
     Registrant and Mid-Atlantic Industrial Co.(**)

10.4 Agreement of Lease,  dated as of June 25, 1986, between
     Swift    Global    Communications    Inc.    and    997
     Partners.(****)

10.5 Sublease Agreement,  dated as of March 1, 1991, between
     Swift  Global   Communications   Inc.  and  Essilor  of
     America, Inc.(****)

10.6 Office Building Lease, dated as of March 2, 1987, between ViTel International, Ltd. and Shoreline Office Center Limited Partnership ("Shoreline"), together with
     (i) Lease Amendment, dated as of November 1, 1990, between ViTel International, Inc. and Shoreline, and
     (ii) Second Amendment, dated as of December 2, 1993, between ViTel International, Inc. and Shoreline.(****)

10.7 Employment Agreement, dated October 1, 1988, between the Registrant and Roy B. Andersen, Jr.(**)

10.8 Employment Agreement, dated October 1, 1988, between the Registrant and Dennis Schmaltz.(**)

10.9 Employment  Agreement,  dated May 1, 1990,  between the
     Registrant and Max Slifer.(**)

EXHIBIT
  NO.                  DESCRIPTION OF EXHIBIT
--------               ---------------------

10.10 Employment Agreement, dated June 27, 1996, between the Registrant and Robert S. Vaters.(*****)

10.11 Employment Agreement, dated as of November 20, 1995, between the Registrant and George Abi Zeid.(****)

10.12  1992 Incentive Stock Option Plan.(**)

10.13  1993 Incentive Stock Option Plan.(**)

10.14  1996 Incentive Stock Option Plan.(****)

10.15 Stock Purchase Agreement, dated as of June 12, 1992, among the Registrant, Robert A. Epstein, Stuart Epstein, David Epstein, APA Excelsior III, L.P., Coutts & Co. (Jersey), Ltd., Custodian for APA Excelsior III/Offshore, L.P., CIN Venture Nominees, Ltd. and APA/Fostin Pennsylvania Venture Capital Fund.(**)

10.16 Shareholders Agreement, dated as of November 20, 1995, among the Registrant, David Epstein, Stuart Epstein, Robert Epstein, APA Excelsior III, L.P., a Delaware limited partnership, Coutts & Co. (Jersey), Custodian for APA Excelsior III/Offshore, L.P., a Channel Islands corporation, CIN Venture Nominees, Ltd., a United Kingdom corporation, APA/Fostin Pennsylvania Venture Capital Fund, L.P., a New York limited partnership, 11313 Yukon Ltd., a Yukon corporation, George Abi Zeid, Fortune Partner
       Investments    Ltd.,   a   British   Virgin   Islands
       corporation, Gold Chalet Overseas Ltd., a British Virgin Islands corporation, Barclay Holdings Corporation, a British Virgin Islands corporation, Zeev Remez, Ian Wilder, Paul Leslie Hammond, Roy B. Andersen, Jr., Stuart S. Levy, Max A. Slifer and Dennis Schmaltz.(*)

10.17  System  Agreement,  dated May 2,  1992,  between  the
       Registrant, Eurofax and David Epstein.(**)

10.18  Put and Call Option  Agreement,  dated as of December
       15,  1993,  among the  Registrant,  APAX,  Olivier de
       Puymorin and Xpedite, S.A.(**)

10.19  System and Marketing  Agreement,  dated as of January
       29, 1993, between the Registrant and Xpedite Systems,
       Ltd. ("Xpedite UK").(**)

10.20 Put and Call Option Agreement, dated as of January 29, 1993 ("Xpedite UK Option Agreement"), among the Registrant, APAX Partners & Co. Ventures Limited
       ("APAX"),   David  Proctor  ("Proctor")  and  Xpedite
       UK.(**)

10.21  Amendment to Xpedite UK Option Agreement, dated as of
       July 6, 1995, among the Registrant, APAX, Proctor and
       Xpedite UK.(****)

10.22  Letter Agreement,  dated as of March 1, 1996, between
       Xpedite UK and the Registrant.(****)

10.23  Form  of   Indemnification   Agreement   between  the
       Registrant and its Directors and Officers.(**)

10.24  System and Marketing Agreement,  dated as of June 24,
       1994, between the Registrant and Xpedite Systems GmbH
       ("Xpedite Germany").(***)

EXHIBIT
  NO.                  DESCRIPTION OF EXHIBIT
--------               ---------------------

10.25 Shareholder Agreement, dated June 24, 1994, among the Registrant, APA Expert Beteiligungsgesellschaft GmbH ("APA Expert"), Dr. Norbert Posch, Rudolph Achhammer, Horst Waltemathe, Nigel Hall and Xpedite Vertriebs GmbH (to be renamed Xpedite Systems, GmbH).(***)

10.26 Option Agreement, dated June 24, 1994 ("Xpedite Germany Option Agreement"), among the Registrant, APA Expert, APA German European Ventures L.P., Dr. Norbert Posch, Xpedite Vertriebs GmbH, Rudolph Achhammer, Horst Waltemathe, and Nigel Hall. (***)

10.27 Amendment to Option Agreement, dated November 16, 1995, among the Registrant, APA Expert, APA German European Ventures L.P., Dr. Norbert Posch, Xpedite Germany, Rudolf Achhammer, Horst Waltemathe, Nigel Hall, Hermann J. Karbaum, Holger Martens, Dieter Naudert and Heinz Schon.(****)

10.28 Settlement Agreement, Release and Sixth Amendment to System Supply Agreement, dated as of July 13, 1994, between the Registrant and Cable & Wireless, Inc. (formerly known as Cable & Wireless Communications, Inc.). (***)

10.29 Credit Agreement, dated as of November 20, 1995, among the Registrant, Banque Indosuez, New York Branch ("Indosuez") and the other lending institutions listed in Exhibit I thereto, and Indosuez, as Agent.(****)

10.30  Form of Officer's Contingent Stock Option Plan.

10.31  Form of Non-Employee Directors' Warrant Plan.

10.32  Shareholders Agreement, dated January 31, 1997, among
       the  Registrant  and  certain   shareholders  of  the
       Company owning approximately 34% of the issued and outstanding common stock of the Company.

21.1   Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young LLP.

23.2   Report of Ernst & Young LLP.

27     Financial Data Schedule

-------------------------

(*) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 20, 1995, as amended.

(**) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-73258, originally filed with the Securities and Exchange Commission on December 22, 1993, as subsequently amended, and declared effective on February 11, 1994.

(***) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(****) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(*****) Incorporated by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-08265, originally filed with the Securities and Exchange Commission on July 17, 1996, as subsequently amended, and declared effective on August 15, 1996.