Form 10-Q
period 1997-03-31
XPEDITE SYSTEMS INC
filed 1997-05-15
CIK 854009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________________ to _____________________


Commission File Number 0-23394


                              XPEDITE SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


            Delaware                                     22-2903158
-------------------------------             ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


         446 Highway 35
      Eatontown, New Jersey                               07724
-------------------------------             ------------------------------------
     (Address of principal                              (Zip Code)
      executive offices)


                                 (908) 389-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

       Common Stock, $.01 Par Value, 9,030,967 shares as of May 9, 1997.

                             XPEDITE SYSTEMS, INC.

                                   - INDEX -


                                                                        PAGE NO.

PART I   - FINANCIAL INFORMATION

ITEM 1   - Financial Statements (unaudited)

            Consolidated Balance Sheets - March 31, 1997 and
                     December 31, 1996                                      3

            Consolidated Statements of Income
                     - Three months ended March 31, 1997 and 1996           4

            Consolidated Statement of Stockholders' Equity (Deficit)
                     - Three months ended March 31, 1997                    5

            Consolidated Statements of Cash Flows
                     - Three months ended March 31, 1997 and 1996           6


            Notes to Consolidated Financial Statements                      7



ITEM 2   - Managements Discussion and Analysis of Financial
                     Condition and Results of Operations                    8



PART II  - OTHER INFORMATION


ITEM 6   - Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                 13

PART I
ITEM 1.
                             XPEDITE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                              MARCH 31, 1997  DECEMBER 31, 1996
                                              --------------  -----------------
                                                (unaudited)
Current assets:
   Cash and cash equivalents.................  $ 4,025,697       $  6,679,970
   Accounts receivable, net..................   27,262,349         25,749,334
   Deferred income  taxes....................    1,903,694          1,903,694
   Other current assets......................    4,731,373          1,489,318
                                              ------------       ------------
       Total current assets..................   37,923,113         35,822,316

Property, plant and equipment, net...........   20,936,964         20,500,426
Customer lists, net..........................    8,088,782          8,232,144
Purchased software, net......................    2,843,310          3,156,044
Costs in excess of fair value of net assets
   acquired, net.............................   10,262,354         10,609,687
Investments in affiliates, at cost...........    2,084,469          2,168,248
Loans to affiliate...........................    3,932,455          3,452,580
Deferred income taxes........................    1,879,917          1,879,917
Other assets.................................    2,572,179          2,569,510
                                              ------------       ------------
       Total................................. $ 90,523,543       $ 88,390,872
                                              ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable.......................... $  9,797,902       $ 10,067,510
Accrued expenses.............................   10,277,144          5,921,085
Income taxes payable.........................    6,630,426          7,131,347
Other current liabilities....................      357,705            223,818
Current portion of long-term debt............    6,210,980          7,763,459
Current portion of capital lease obligations.      234,554            241,995
                                              ------------       ------------
       Total current liabilities.............   33,508,711         31,349,214

Long-term debt...............................   25,587,643         27,146,147
Long-term portion of capital lease
   obligations...............................      264,747            326,686
Deferred income taxes........................    3,554,744          3,692,134
Other liabilities............................      794,765            739,492

Stockholders' equity (deficit):
   Common Stock, $.01 par value,
      authorized 15,000,000;  8,925,944
      issued and outstanding at March 31,
      1997, and 8,903,240 shares at
      December 31, 1996......................       89,259             89,032
   Additional paid-in capital................   65,067,621         64,782,539
   Accumulated deficit.......................  (38,127,947)       (39,518,372)
   Less: Treasury stock; 72,000 shares at
      March 31, 1997, and December 31, 1996;
      at cost................................     (216,000)          (216,000)
                                              ------------       ------------
        Total stockholders' equity (deficit).   26,812,933         25,137,199
                                              ------------       ------------
        Total................................ $ 90,523,543       $ 88,390,872
                                              ============       ============

                       See notes to financial statements.

                              XPEDITE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

{PRIVATE }                                            THREE MONTHS ENDED
                                                      ------------------
                                                             MARCH 31,
                                                             ---------
                                                  1997                1996
                                                  ----                ----
Net revenues:
   Domestic service revenues................. $ 23,297,415        $ 18,382,092
   International service revenues............   12,623,546           9,876,537
   System sales and other....................    1,337,307           1,824,981
                                              ------------        ------------
      Total net revenues                        37,258,268          30,083,610

Cost of sales:
   Operations, line charges and
     support engineering.....................   17,930,137          12,922,236
   Cost of sales of systems..................      351,395             877,343
                                              ------------        ------------
      Total cost of sales....................   18,281,532          13,799,579
                                              ------------        ------------
Gross margin.................................   18,976,736          16,284,031

Operating expenses:
   Selling and marketing.....................    8,765,650           6,452,363
   General and administrative................    2,114,748           2,054,120
   Research and development..................    1,110,054           1,209,686
   Depreciation and amortization.............    2,278,985           1,688,161
                                              ------------        ------------
      Total operating expenses...............   14,269,437          11,404,330
                                              ------------        ------------
Operating income.............................    4,707,299           4,879,701

Interest income..............................       96,590             114,350
Interest expense.............................     (719,462)         (1,006,663)
Other income.................................      (50,941)            100,126
                                              ------------        ------------
Income before income taxes...................    4,033,486           4,087,514
                                              ------------        ------------
Income tax expense...........................    1,623,001           1,720,200
                                              ------------        ------------
Net income................................... $  2,410,485        $  2,367,314
                                              ============        ============

Net income per Common Share.................. $       0.26        $       0.29
                                              ============        ============

Weighted average shares outstanding..........    9,369,100           8,115,000
                                              ============        ============

                       See notes to financial statements.

                             XPEDITE SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)



{PRIVATE}

                                 COMMON STOCK        ADDITIONAL
                              -----------------       PAID-IN    ACCUMULATED      TREASURY STOCK
                              SHARES     AMOUNT       CAPITAL      DEFICIT      SHARES       AMOUNT      TOTAL
                              ------     ------       -------      -------      ------       ------      -----
BALANCE, DECEMBER 31, 1996   8,903,240  $ 89,032  $64,782,539  $(39,518,372)   (72,000)   $ (216,000)  $25,137,199

Exercise of stock options..     22,704       227      160,507        -             -           -           160,734
Deferred compensation cost.       -          -        124,575        -             -           -           124,575
Cumulative translation
   adjustment..............       -          -          -        (1,020,060)       -           -        (1,020,060)
Net income.................       -          -          -         2,410,485        -           -         2,410,485
                             ---------  --------  -----------  ------------  ---------    ---------    -----------
BALANCE, MARCH 31, 1997      8,925,944  $ 89,259  $65,067,621  $(38,127,947)   (72,000)   $(216,000)   $26,812,933
                             =========  ========  ===========  ============  =========    ==========   ===========

                       See notes to financial statements.

                              XPEDITE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

{PRIVATE}                                          THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                    1997              1996
                                                    ----              ----
OPERATING ACTIVITIES:
Net income................................    $  2,410,485         $  2,367,314
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
     Depreciation and amortization........       2,487,779            1,899,434
     Other non-cash losses................          93,478               65,838
     Deferred income taxes................           -                   12,972
  Change in operating assets and
     liabilities:
       Accounts receivable................      (1,594,101)          (2,139,187)
       Other current assets...............      (5,299,632)          (1,061,127)
       Other assets.......................         (27,786)             (50,382)
       Accounts payable...................        (266,631)           1,396,854
       Accrued expenses...................       5,726,951              139,171
       Other liabilities..................          91,958              147,414
       Income taxes payable...............        (566,199)            (271,092)
                                              ------------        -------------
Net cash provided by operating activities.       3,056,302            2,507,209

INVESTING ACTIVITIES:
  Acquisition of property, equipment,
     computer software....................      (2,112,889)          (1,646,943)
  Acquisition of businesses...............           -                 (756,996)
  Investments in affiliates...............           -                    -
  Loans to affiliate......................        (479,875)            (695,383)
                                               -----------        -------------
  Net cash used in investing activities...      (2,592,764)          (3,099,322)

FINANCING ACTIVITIES:
  Proceeds from loans and notes payable...         200,000                -
  Repayments of loans and notes payable...      (3,416,703)          (1,518,007)
  Repayments of capital lease obligations.         (69,380)             (17,804)
  Net proceeds from issuance of Common
      Stock...............................         226,141                6,583
                                              ------------        -------------
Net cash provided by (used in) financing
  activities..............................      (3,059,942)          (1,529,228)

Effect of exchange rate changes on cash...         (43,769)              (7,794)
                                              ------------        -------------

(Decrease) in cash and cash equivalents...      (2,654,273)          (2,129,135)
Cash and cash equivalents at beginning
   of period..............................       6,679,970            9,076,250
                                              ------------        -------------
Cash and cash equivalents at end of
   period.................................    $  4,025,697        $   6,947,115
                                              ============        =============

                       See notes to financial statements.

Notes to Consolidated Financial Statements

1. General

   A. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
       Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. 1996 Annual Report.

   B. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

   C. In April 1997, the Company acquired an additional 0.9% of the stock of Xpedite Systems, GmbH ("Xpedite Germany", or "XSG"), making the Company's total ownership in XSG 19.9%. The Company has an option to purchase an additional 17.0% of XSG held by a significant shareholder of XSG.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
       THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED
                                 MARCH 31, 1996

Net revenues increased by 23.9% to $37.3 million for the three months ended March 31, 1997, as compared to the same period in 1996. For the three month period ended March 31, 1997, international revenues increased $2.7 million to $12.6 million in net service revenues, primarily from the further expansion into new international markets. The domestic revenues increased $4.9 million to $23.3 million, primarily from the efforts of the Company's expanded domestic direct sales force in both penetrating new markets and exploring expanded applications in existing markets.

Compared to the same periods in 1996, system sales and other net revenues decreased by 26.7% to $1.3 million for the three months ended March 31, 1997. The decreases were related to fewer sales of system upgrades and expansion equipment, which were partially offset by increased royalty revenues from affiliates.

The Company's gross margin was 50.9% for the three months ended March 31, 1997, and 54.1% for the same period in 1996. Service margins decreased to 50.1% for the first three months of 1997, as compared to 54.3% for the same period in 1996. The Company has experienced an increase in the cost of sales associated with the customers acquired from Pacific Star Services Pty Limited ("PacStar"). The Company has also identified a number of routing issues, which caused traffic to be delivered at a higher rate than the best cost available on the Xpedite network, and has also increased certain fixed costs associated with leased lines. The Company believes that these factors reduced gross margins by at least 2% in the first quarter, and is taking corrective measures to lower the transmission costs. The Company continues to pursue lower pricing from its carriers and expects pricing improvements in the second and third quarters. Margin rates on system sales and other revenues increased to 73.7% for the three months ended March 31, 1997, compared to 51.9% for the same period in 1996, primarily as a result of product mix.

Selling and marketing expenses increased by 35.9% to $8.8 million for the three months ended March 31, 1997, as compared to the same periods in 1996. Selling and marketing expenses increased as a percentage of net revenues, to 23.5% for the three months ended March 31, 1997, from 21.4% for the same period in 1996. The Company continues to expand its sales and marketing organization, increasing its direct sales force to a total of 274 at March 31, 1997; 167 of such salespersons were operating in North America and 107 internationally. The
Company has also expanded its customer care, sales support, marketing, and product management functions to a total of 122 employees at March 31, 1997.

General and administrative expenses increased by 3.0% to $2.1 million for the three months ended March 31, 1997, as compared to the same period in 1996, due to expanded administrative support for the Company's growth. General and administrative expenses as a percentage of net revenues decreased to 5.7% for the three months ended March 31, 1997, as compared with 6.8% for the three months ended March 31, 1996, primarily resulting from consolidation of administrative and financial functions.

Research and development  expenses  decreased by 8.2% for the three months ended
March 31, 1997, to $1.1 million, as compared to the same period in 1996. The decreases were primarily due to consolidation and integration of certain research and development functions acquired in November 1995. Research and development expenses as a percentage of net revenues decreased to 3.0% for the three months ended March 31, 1997, from 4.0% for the three months ended March 31, 1996, primarily due to the increased revenue base.

Depreciation and amortization increased by 35.0% to $2.3 million for the three months ended March 31, 1997, as compared to the same period in the prior year. The increases in depreciation and amortization are attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to acquisitions.

As a result of the above, operating income decreased by 3.5% to $4.7 million for the three months ended March 31, 1997, as compared with the same period in 1996. Operating income as a percentage of net revenues decreased to 12.6% for the three months ended March 31, 1997, as compared with 16.2% for the three months ended March 31, 1996.

Interest expense, net of interest income, decreased to $0.6 million for the three months ended March 31, 1997, compared to $0.9 million for the three months ended March 31, 1996, primarily due to reduction of debt.

Income tax expense for the three months ended March 31, 1997, was $1.6 million or 40% of income before income taxes, compared to 42% for the three months ended March 31, 1996. The effective rates for the three months ended March 31, 1997, and March 31, 1996, exclusive of amortization of costs in excess of fair value of the net assets acquired (a non-deductible item), were 38%, and 40%, respectively.

As a result of the factors discussed above, the Company's net income increased by 1.8% to $2.4 million for the three months ended March 31, 1997, as compared with $2.4 million for the comparable period in 1996. Based on a higher average share count for the first quarter of 1997, net income per common share decreased by 10.0% to $0.26, based on 9,369,100 shares, for the three months ended March 31, 1997, from $0.29, based on 8,115,000 shares, for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a credit facility in November 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of March 31, 1997, the Company had $0.2 million outstanding balance on its revolving loan. The term loan is payable in quarterly installments of $1.25 million (subsequently amended to $1.0 million reflecting the prepayment in August 1996) increasing periodically to $2.25 million with a final payment in August 2001. During the three months ended March 31, 1997, the Company made principal payments on the term loan amounting to $1.0 million, and the balance at March 31, 1997, is $30.8 million. The Company has other notes payable to banks and to a former owner of ViTel totaling $0.8 million at March 31, 1997. In connection with the acquisition of certain assets from PosData in September 1996, the Company obtained a $2.2 million loan from the Korean branch of a U.S. bank, collateralized by a cash deposit of the same amount in the domestic branch, which was repaid in February 1997.

At March 31, 1997, the Company had $4.0 million in cash and cash equivalents, and working capital of $4.4 million. Operations generated $3.1 million in cash for the three months ended March 31, 1997, compared to $2.5 million for the same period in 1996.

Net cash used in investing activities for the three months ended March 31, 1997, was $2.6 million as compared with $3.1 million for the same period in 1996. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems. During the three months ended March 31, 1997, the Company made additional loans to Xpedite Germany of approximately $0.5 million.

The Company has "put" and "call" arrangements relating to the outstanding shares of each of Xpedite Systems, Ltd. ("Xpedite UK"), Xpedite Germany and Xpedite Systems S.A. ("Xpedite France"), (collectively "the European Affiliates"). The purchase prices payable in connection with the exercise of such "put" or "call" options is based on, among other things, the achievement of certain financial results as set forth in the put and call agreements. The Company has also been granted a "special option" to purchase approximately 17.5% of the outstanding shares of Xpedite Germany from a current shareholder at a cost of approximately $30,000. Due to the uncertainties as to the ability of each of the European Affiliates to achieve or continue to achieve such financial results and as to whether the conditions set forth in such agreements will be met, the Company does not consider the exercise of these options to be probable during the next twelve months.

However, because (i) Xpedite UK has produced operating results in excess of the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite UK agreement, and (ii) Xpedite Germany has recently produced operating results indicating they may attain the minimum earnings required in order to enable the exercise of the put and call option in the Xpedite Germany agreement, and if the profitable financial performance of Xpedite UK and Xpedite Germany continues, it is reasonably likely that the Company could exercise or be subject to the exercise of these options in early 1998 with respect to Xpedite UK and Xpedite Germany. Assuming that Xpedite Germany achieves the minimum amount of earnings of $1.0 million (at current exchange rates) and utilizing the Company's stock price and earnings at and as of the twelve months ended March 31, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $8.9 million, after utilization of the "special option". The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings at and as of the twelve months ended March 31, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $96.6 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next eighteen months. However, assuming that Xpedite France achieves the minimum amount of earnings of $1.0 million (at current exchange rates) and utilizing the Company's stock price and earnings at and as of the twelve months ended March 31, 1997, the purchase price payable in connection with the exercise of 100% of the put option would be approximately $12.2 million. The actual amount of the purchase price will more than likely differ from this amount due to the variable factors used to determine the purchase price.

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

The Company believes that its sources of capital, including internally generated funds, and cash available pursuant to its Credit Facility will be adequate to satisfy its debt requirements and anticipated capital needs for the next twelve months. However, the Company may elect to finance its future capital requirements through additional equity or debt financing. Further, if the Company exercises, or is subject to the exercise, of the options described above, or purchases one or more of the European Affiliates pursuant to a Negotiated Purchase, and if the Company elects to finance such exercise or purchase using cash, then the Company may be required to obtain additional equity or debt financing. The Company cannot predict whether or not the purchase of all or any portion of one or more of the European Affiliates will have a dilutive effect on the Company's earnings, as such effect will be dependent upon purchase price paid, the manner in which the purchase is financed and other variable factors.

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

                             XPEDITE SYSTEMS, INC.
                                  (Registrant)




DATE:     May 13, 1997       /s/ ROY B. ANDERSEN, JR.
                             ------------------------
                                   Roy B. Andersen, Jr.
                                   President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)




DATE:     May 13, 1997       /s/ ROBERT S. VATERS
                             --------------------
                                   Robert S. Vaters
                                   Executive Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)