Form 10-Q
period 1997-06-30
XPEDITE SYSTEMS INC
filed 1997-08-14
CIK 854009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION  PERIOD FROM  __________________ TO ____________________

COMMISSION FILE NUMBER 0-23394

                              XPEDITE SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   22-2903158
-------------------------------       ------------------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

           446 HIGHWAY 35
        EATONTOWN, NEW JERSEY                                      07724
----------------------------------------                   ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY THE COURT. YES _____   NO____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

      COMMON STOCK, $.01 PAR VALUE, 8,987,483 SHARES AS OF AUGUST 8, 1997.

                              XPEDITE SYSTEMS, INC.

                                    - INDEX -


                                                                        PAGE NO.
PART I    - FINANCIAL INFORMATION

ITEM 1    - Financial Statements (unaudited)

              Consolidated Balance Sheets - June 30, 1997
                 and December 31, 1996 ..............................      3

              Consolidated Statements of Operations
                 - Six and Three months ended June 30, 1997 and 1996       4

              Consolidated Statement of Stockholders' Equity
                 - Six months ended June 30, 1997 ...................      5

              Consolidated Statements of Cash Flows
                 - Six months ended June 30, 1997 and 1996 ..........      6

              Notes to Consolidated Financial Statements ............      7

ITEM 2    - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ................      9

PART II   - OTHER INFORMATION

ITEM 4    - Submission of Matters to a Vote of Security Holders .....     14

ITEM 6    - Exhibits and Reports on Form 8-K ........................     14


SIGNATURES ..........................................................     15


PART I                           XPEDITE SYSTEMS, INC.
ITEM 1.                      CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                                                                       JUNE 30, 1997         DECEMBER 31, 1996
                                                                                       -------------         -----------------
Current assets:                                                                           (unaudited)
     Cash and cash equivalents.......................................................   $    5,124,188        $   6,679,970
     Accounts receivable, net of reserve for allowances and doubtful accounts of
       $2,160,000 at June 30, 1997 and $1,851,000 at December 31, 1996...............       30,076,912           25,749,334
     Deferred income  taxes..........................................................        1,903,694            1,903,694
     Other current assets............................................................        5,084,143            4,290,034
                                                                                        --------------      ---------------
            Total current assets.....................................................       42,188,937           38,623,032

Property, plant and equipment, net...................................................      21,981,552            20,500,426
Customer lists, net of accumulated amortization of $2,614,000 at June 30, 1997 and
   $2,004,000 at December 31, 1996...................................................        8,059,579            8,232,144
Purchased software, net of accumulated amortization of $2,561,000 at June 30, 1997
   and $2,027,000 at December 31, 1996...............................................        2,669,917            3,156,044
Costs in excess of fair value of net assets acquired, net of accumulated
   amortization of $1,466,000 at June 30, 1997 and $2,561,000 at December 31, 1996...        9,997,945           10,609,687
Investments in affiliates, at cost...................................................        2,178,397            2,168,248
Loans to affiliate...................................................................        3,955,946            3,452,580
Deferred income taxes................................................................        1,879,917            1,879,917
Other assets.........................................................................        2,620,970            2,569,510
                                                                                        --------------      ---------------
            Total....................................................................   $   95,533,160        $  91,191,588
                                                                                        ==============        =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................   $   12,199,571        $  10,067,510
     Accrued expenses................................................................       10,202,503            8,721,801
     Current portion of long-term debt...............................................        7,671,208            7,763,459
     Current portion of capital lease obligations....................................          230,315              241,995
     Income taxes payable............................................................        5,918,261            7,131,347
     Other current liabilities.......................................................          266,435              223,818
                                                                                        --------------      ---------------
            Total current liabilities................................................       36,488,293           34,149,930

Long-term debt.......................................................................       24,060,352           27,146,147
Long-term portion of capital lease obligations.......................................          206,219              326,686
Deferred income taxes................................................................        3,599,576            3,692,134
Other liabilities....................................................................          775,911              739,492

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 1,000,000; none issued and
          outstanding at June 30, 1997 and December 31, 1996.........................                -                    -
     Common Stock, $.01 par value, authorized 15,000,000; issued and outstanding 8,945,051 at June 30, 1997, and 8,903,240 shares at
        December 31, 1996............................................................           89,451               89,032
     Additional paid-in capital......................................................       65,191,986           64,782,539
     Accumulated deficit.............................................................      (34,662,628)         (39,518,372)
     Less: Treasury stock; 72,000 shares at June 30, 1997, and
        December 31, 1996; at cost...................................................         (216,000)            (216,000)
                                                                                        --------------      ---------------
            Total stockholders' equity...............................................       30,402,809           25,137,199
                                                                                        --------------      ---------------
            Total....................................................................   $   95,533,160        $  91,191,588
                                                                                        ==============      ===============


                                           See notes to consolidated financial statements.



                              XPEDITE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                         ---------------------------      ---------------------------
                                             1997            1996            1997           1996
                                         ------------     -----------    ------------    ------------
Net revenues:
        Domestic service revenues ....   $ 49,234,094    $ 37,724,098    $ 25,936,679    $ 19,341,994
        International service revenues     27,516,236      20,291,338      14,892,690      10,414,813
        System sales and other .......      2,992,293       3,580,555       1,654,986       1,755,574
                                         ------------    ------------    ------------    ------------
          Total net revenues .........     79,742,623      61,595,991      42,484,355      31,512,381

Cost of sales:
        Operations, line charges and
            support engineering ......     37,756,717      26,677,926      19,826,580      13,755,690
        Cost of sales of systems .....      1,018,939       1,559,618         667,544         682,275
                                         ------------    ------------    ------------    ------------
          Total cost of sales ........     38,775,656      28,237,544      20,494,124      14,437,965
                                         ------------    ------------    ------------    ------------
Gross margin .........................     40,966,967      33,358,447      21,990,231      17,074,416


Operating expenses:
        Selling and marketing ........     18,340,754      13,304,888       9,575,104       6,852,525
        General and administrative ...      4,433,112       4,014,502       2,318,364       1,960,382
        Research and development .....      2,413,017       2,483,396       1,302,963       1,273,710
        Depreciation and amortization       4,783,015       3,498,304       2,504,030       1,810,143
                                         ------------    ------------    ------------    ------------
          Total operating expenses ...     29,969,898      23,301,090      15,700,461      11,896,760
                                         ------------    ------------    ------------    ------------

Operating income .....................     10,997,069      10,057,357       6,289,770       5,177,656
Interest income ......................        176,646         245,431          80,056         131,081
Interest expense .....................     (1,434,244)     (2,002,891)       (714,782)       (996,228)
Other income (expense) ...............        (76,809)        130,061         (25,868)         29,935
                                         ------------    ------------    ------------    ------------
Income before income taxes ...........      9,662,662       8,429,958       5,629,176       4,342,444
Income tax expense ...................      3,872,735       3,460,817       2,249,734       1,740,617
                                         ------------    ------------    ------------    ------------
Net income ...........................   $  5,789,927    $  4,969,141    $  3,379,442    $  2,601,827
                                         ============    ============    ============    ============

Net income per Common Share ..........   $       0.62    $       0.61    $       0.36    $       0.31
                                         ============    ============    ============    ============

Weighted average shares outstanding ..      9,344,000       8,204,000       9,329,700       8,331,300
                                         ============    ============    ============    ============

                See notes to consolidated financial statements.

                              XPEDITE SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                          COMMON STOCK          ADDITIONAL                      TREASURY STOCK
                                       -------------------       PAID-IN     ACCUMULATED     -------------------
                                        SHARES     AMOUNT        CAPITAL       DEFICIT       SHARES     AMOUNT       TOTAL
                                        ------     ------        -------       -------       ------     ------       -----
BALANCE, DECEMBER 31, 1996             8,903,240   $89,032    $ 64,782,539  $(39,518,372)   (72,000)  $(216,000)   $25,137,199


Exercise of stock options.............    26,682       268         192,398             -          -           -        192,666
Issuance of performance stock options.    15,129       151            (151)                                                 -
Deferred compensation cost ...........         -         -         217,200             -          -           -        217,200
Cumulative translation
   adjustment.........................         -         -               -      (934,183)         -           -       (934,183)
Net income............................         -         -               -     5,789,927          -           -      5,789,927
                                       ---------   -------    ------------  ------------    -------   ---------    -----------
BALANCE, JUNE 30, 1997                 8,945,051   $89,451    $ 65,191,986  $(34,662,628)   (72,000)  $(216,000)   $30,402,809
                                       =========   =======    ============  ============    =======   =========    ===========

                See notes to consolidated financial statements.

                              XPEDITE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months ended June 30,
                                                              ------------------------------
                                                                   1997             1996
                                                              -------------     ------------
OPERATING ACTIVITIES:
Net income..................................................  $   5,789,927     $  4,969,141
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization.........................      5,224,259        3,925,065
      Other non-cash losses ................................        140,391          225,990
      Deferred income taxes ................................        (92,558)          (1,278)
   Change in operating assets and liabilities:
       Accounts receivable ..................................    (4,327,578)      (3,658,969)
       Other current assets..................................      (952,616)      (1,661,542)
       Other assets .........................................      (172,899)         (14,418)
       Accounts payable .....................................     2,132,061         (108,716)
       Accrued expenses......................................     1,480,702          299,361
       Other liabilities.....................................        79,036          100,219
       Income taxes payable..................................    (1,213,086)         509,313
                                                              -------------     ------------
 Net cash provided by operating activities...................     8,087,639        4,584,166
                                                              -------------     ------------

 INVESTING ACTIVITIES:
   Acquisition of property, equipment, computer software.....    (5,124,989)      (4,689,966)
   Acquisition of businesses ................................             -       (1,275,000)
   Investments in affiliates.................................       (10,149)          (2,352)
   Loans to affiliate .......................................      (503,366)        (760,675)
                                                              -------------     ------------
 Net cash used in investing activities.......................    (5,638,504)      (6,727,993)
                                                              -------------     ------------

 FINANCING ACTIVITIES:
   Proceeds from loans and notes payable.....................     2,050,000          700,000
   Repayments of loans and notes payable ....................    (5,228,046)      (2,862,197)
   Repayments of capital lease obligations...................      (132,147)         (98,002)
   Net proceeds from issuance of Common Stock................       192,666          140,099
                                                              -------------     ------------
 Net cash used in financing activities ......................    (3,117,527)      (2,120,100)
                                                              -------------     ------------

 Effect of exchange rate changes on cash ....................      (887,390)        (284,023)
                                                              -------------     ------------

 Decrease in cash and cash equivalents.......................    (1,555,782)      (4,547,950)
 Cash and cash equivalents at beginning of period ...........     6,679,970        9,076,250
                                                              -------------     ------------
 Cash and cash equivalents at end of period ................. $   5,124,188     $  4,528,300
                                                              =============     ============

                 See notes to consolidated financial statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     A. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. annual report on Form 10-K for the year ended December 31, 1996. Certain prior years amounts have been reclassified to conform with the current year presentation.

     B. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter and six months ended June 30, 1997 of $0.02 and $0.03 per share, respectively, and an increase in primary earnings per share for the second quarter and six months ended June 30, 1996 of $0.03 and $0.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2. Subsequent Events

     The Company and Xpedite Acquisition Corp., a Delaware corporation ("Acquisition Corp."), whose stockholders will include UBS Partners LLC (an affiliate of UBS Capital LLC), Fenway Partners, Inc. and certain members of the Company's senior management (the "Management Buyers"), have entered into an Agreement and Plan of Merger dated as of August 8, 1997 (the "Merger Agreement") under which Acquisition Corp. will merge with and into the Company for a cash purchase price of $23.25 per share (including shares issued upon the exercise of incentive stock options) of common stock, $0.01 par value per share (the "Common Stock") of the Company, which values the Company at approximately $250 million including existing indebtedness.

     Concurrently with the execution of the Merger Agreement, certain stockholders of the Company, including the members of the Board of Directors, the Management Buyers, certain funds managed by Patricof & Co. Ventures, Inc. ("Patricof"), and David, Stuart and Robert Epstein (collectively, the "Epstein Family"), each entered into individual Stockholder Agreements (the "Stockholder Agreements"), dated as of August 8, 1997, with the Company and Acquisition Corp. Each Stockholder Agreement provides, among other things, that the stockholder party thereto will vote his or its shares, among other things, in favor of the Merger of Acquisition Corp. with and into the Company (the "Merger"), the approval of the Merger Agreement and the approval of certain amendments to the Company's certificate of incorporation. Pursuant to the Stockholder Agreement, each stockholder gives Acquisition Corp. his or its irrevocable proxy to vote his or its shares, among other things, in favor of the matters referred to above and agrees to certain restrictions on transfer with respect to his or its shares. There are an aggregate of 4,164,486 shares of Common Stock (on a fully-diluted basis) subject to the Stockholder Agreements.

     In addition, PHJ&W No. 2 Limited, an English corporation and a wholly-owned subsidiary of the Company ("UK Acquisition Corp."), Xpedite Systems Limited, an English corporation ("Xpedite UK"), and the shareholders of Xpedite UK have entered into a Share Purchase Agreement (the "UK Agreement") dated as of August 8, 1997, pursuant to which UK Acquisition Corp. will acquire all of the outstanding share capital of Xpedite UK for $87 million, subject to certain adjustments (the "UK Acquisition"). The UK Acquisition is expected to be completed simultaneously with the Merger. However, the UK Acquisition is not conditional upon the completion of the Merger. In the event the Merger is not completed, the Company will be required to raise the financing necessary to complete the UK Acquisition.

     The Merger Agreement, which is subject to completion of contemplated financing and the closing of the UK Acquisition, requires shareholder and regulatory approvals. The closing of the Merger Agreement is also subject to, among other things, there being no regulatory change that would materially and adversely affect the Company's ability to account for the Merger using "recap accounting". To assist the Company in qualifying for "recap accounting" treatment, certain of the Management Buyers have agreed to retain certain of their shares of Common Stock in the Merger in lieu of receiving cash therefor. In connection with the stockholder vote on the Merger Agreement, stockholders of the Company will be offered the opportunity to retain all, but not less than all, of their shares of Common Stock in the Merger in lieu of receiving cash therefor. The Merger Agreement provides that an aggregate of 205,000 shares of Common Stock may be retained in the Merger by stockholders other than the Management Buyers; in the event holders of more than 205,000 shares of Common Stock elect to retain their shares, the number of shares to be retained by such stockholders will be reduced on a pro rata basis to an aggregate of 205,000 shares. If holders of fewer than 205,000 shares of Common Stock elect to retain their shares, the Epstein Family and Patricof have agreed to retain, on a pro rata basis, a number of their shares of Common Stock equal to 205,000 minus the number of shares of Common Stock that stockholders other than the Management Buyers have elected to retain.

     The Board of Directors of the Company has, by unanimous vote of the directors voting, approved the Merger Agreement and the UK Agreement. Both transactions are expected to close in the fourth quarter of this year.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996, AND
  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net revenues increased by 29.5% to $79.7 million and 34.8% to $42.5 million for the six and three months ended June 30, 1997, respectively, as compared to the same periods in 1996. For the six and three months ended June 30, 1997, domestic service revenues increased $11.5 million to $49.2 million and $6.6 million to $25.9 million, respectively, primarily from the efforts of the Company's expanded domestic direct sales force in both penetrating new markets and exploring expanded applications in existing markets. International service revenues for the six and three months ended June 30, 1997, increased $7.2 million to $27.5 million, and $4.5 million to $14.9 million, respectively, primarily from the Company's further expansion into international markets.

Compared to the same periods in 1996, system sales and other net revenues decreased by 16.4% to $3.0 million and 5.7% to $1.7 million for the six and three months ended June 30, 1997. The decreases were primarily related to fewer sales of system upgrades and expansion equipment. System sales to affiliates were $1.7 million and $2.4 million for the six months ended June 30, 1997 and 1996, respectively, and $1.1 million for both the three months ended June 30, 1997 and 1996, respectively.

The Company's gross margins were 51.4% and 51.8% for the six and three months ended June 30, 1997, and 54.2% for both the same periods in 1996. Service margins decreased to 50.8% and 51.4% for the six and three months ended June 30, 1997, as compared to 54.0% and 53.8% for the same periods in 1996. The Company had experienced an increase in the cost of sales associated with the customers acquired from Pacific Star Services Pty Limited ("PacStar"). The Company also identified a number of routing issues, which caused traffic to be delivered at a higher rate than the best cost available on the Xpedite network, and has also increased certain fixed costs associated with leased lines. The Company believes that these factors reduced gross margins in the first half of 1997, and has taken corrective measures which have and will continue to lower the Company's transmission costs. Margin rates on system sales and other revenues improved from 56.4% for the six months ended June 30, 1996, to 65.9%, for the same period in 1997, and declined from 61.1% for the three months ended June 30, 1996, to 59.7% for the same period in 1997, primarily as a result of a higher proportion of royalty revenues in the six months ended June 30, 1997, which carry higher margins.

Selling and marketing expenses increased by 37.8% and 39.7% to $18.3 million and $9.6 million for the six and three months ended June 30, 1997, as compared to the same periods in 1996. Selling and marketing expenses increased as a percentage of net revenues, to 23.0% and 22.5% for the six and three months ended June 30, 1997, from 21.6% and 21.7% for the same periods in 1996. The Company increased its direct sales force to a total of 268 at June 30, 1997; compared to 189 at June 30, 1996. As of June 30, 1997, the Company employed 173 of such salespersons in North America, and 95 internationally. The Company has also expanded its customer care, sales support, marketing, and product management functions to a total of 150 employees at June 30, 1997.

General and administrative expenses increased by 10.4% to $4.4 million for the six months ended June 30, 1997, and 18.3% to $2.3 million for the three months ended June 30, 1997, as compared to the same period in 1996, due to expanded administrative support for the Company's growth. General and administrative expenses as a percentage of net revenues decreased to 5.6% and 5.5% for the six and three months ended June 30, 1997, as compared with 6.5% and 6.2% for the six and three months ended June 30, 1996, primarily resulting from consolidation of administrative and financial functions.

Research and development expenses decreased by 2.8% and increased 2.3% for the six and three months ended June 30, 1997, to $2.4 million and $1.3 million respectively, as compared to the same periods in 1996. The decreases were
primarily  due  to  consolidation   and  integration  of  certain
research and development functions acquired in November 1995. Research and development expenses as a percentage of net revenues decreased to 3.0% and 3.1% for the six and three months ended June 30, 1997, from 4.0% for both the six and three months ended June 30, 1996, primarily due to the Company's increased revenue base.

Depreciation and amortization increased by 36.7% to $4.8 million for the six months ended June 30, 1997, and 38.3% to $2.5 million for the three months ended June 30, 1996, as compared to the same periods in the prior year. The increases in depreciation and amortization are attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to acquisitions.

As a result of the above, operating income increased by 9.3% to $11.0 million for the six months ended June 30, 1997, and 21.5% to $6.3 million for the three months ended June 30, 1997, as compared with the same periods in 1996. Operating income as a percentage of net revenues decreased to 13.8% and 14.8% for the six and three months ended June 30, 1997, as compared with 16.3% and 16.4% for the six and three months ended June 30, 1996, respectively.

Interest income remained relatively constant at $0.2 million for the six months ended June 30, 1997 and 1996, and $0.1 million for the three months ended June 30, 1997 and 1996. The Company also incurred interest expense of $1.4 million and $0.7 million for the six and three months ended June 30, 1997, respectively. Interest expense decreased mainly due to a reduction in average borrowings for the six and three months ended June 30, 1997.

Income tax expense for the six and three months ended June 30, 1997, was $3.9 million and $2.2 million, or 40% of income before income taxes, compared to 41% and 40% for the six and three months ended June 30, 1996.

As a result of the factors discussed above, the Company's net income increased by 16.5% to $5.8 million for the six months ended June 30, 1997, and 29.9% to $3.4 million for the three months ended June 30, 1997, as compared with $5.0 million and $2.6 million for the comparable periods in 1996. Although based on a higher average share count, net income per common share increased by 1.6% to $0.62 on 9,344,000 shares outstanding, for the six months ended June 30, 1997, from $0.61 on 8,204,000 shares outstanding, for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a credit facility in November 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of June 30, 1997, the Company had $3.2 million of available borrowings on its revolving loan. The term loan is payable in quarterly installments of $1.25 million (subsequently amended to $1.0 million reflecting the prepayment in August 1996) increasing periodically to $2.25 million with a final payment in August 2001. During the three months ended June 30, 1997, the Company made principal payments on the term loan amounting to $1.25 million, and the balance at June 30, 1997, was $29.5 million. The Company has other notes payable to banks and to a former owner of ViTel totaling $0.4 million at June 30, 1997.

At June 30, 1997, the Company had $5.1 million in cash and cash equivalents, and working capital of $5.7 million. Operations generated $8.1 million in cash for the six months ended June 30, 1997, compared to $4.6 million for the same period in 1996.

Net cash used in investing activities for the six months ended June 30, 1997, was $5.6 million as compared with $6.7 million for the same period in 1996. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems.

The Company and Xpedite Acquisition Corp., a Delaware corporation ("Acquisition Corp."), whose stockholders will include UBS Partners LLC (an affiliate of UBS Capital LLC), Fenway Partners, Inc. and certain members of the Company's senior management (the "Management Buyers"), have entered into an Agreement and Plan of Merger dated as of August 8, 1997 (the "Merger Agreement") under which Acquisition Corp. will merge with and into the Company for a cash purchase price of $23.25 per share (including shares issued upon the exercise of incentive stock options) of common stock, $0.01 par value per share (the "Common Stock") of the Company, which values the Company at approximately $250 million including existing indebtedness.

Concurrently with the execution of the Merger Agreement, certain stockholders of the Company, including the members of the Board of Directors, the Management Buyers, certain funds managed by Patricof & Co. Ventures, Inc. ("Patricof"), and David, Stuart and Robert Epstein (collectively, the "Epstein Family"), each entered into individual Stockholder Agreements (the "Stockholder Agreements"), dated as of August 8, 1997, with the Company and Acquisition Corp. Each Stockholder Agreement provides, among other things, that the stockholder party thereto will vote his or its shares, among other things, in favor of the Merger of Acquisition Corp. with and into the Company (the "Merger"), the approval of the Merger Agreement and the approval of certain amendments to the Company's certificate of incorporation. Pursuant to the Stockholder Agreement, each stockholder gives Acquisition Corp. his or its irrevocable proxy to vote his or its shares, among other things, in favor of the matters referred to above and agrees to certain restrictions on transfer with respect to his or its shares. There are an aggregate of 4,164,486 shares of Common Stock (on a fully-diluted basis) subject to the Stockholder Agreements.

In addition, PHJ&W No. 2 Limited, an English corporation and a wholly-owned subsidiary of the Company ("UK Acquisition Corp."), Xpedite Systems Limited, an English corporation ("Xpedite UK"), and the shareholders of Xpedite UK have entered into a Share Purchase Agreement (the "UK Agreement") dated as of August 8, 1997, pursuant to which UK Acquisition Corp. will acquire all of the outstanding share capital of Xpedite UK for $87 million, subject to certain adjustments (the "UK Acquisition"). The UK Acquisition is expected to be completed simultaneously with the Merger. However, the UK Acquisition is not conditional upon the completion of the Merger. In the event the Merger is not completed, the Company will be required to raise the financing necessary to complete the UK Acquisition.

The Merger Agreement, which is subject to completion of contemplated financing and the closing of the UK Acquisition, requires shareholder and regulatory approvals. The closing of the Merger Agreement is also subject to, among other things, there being no regulatory change that would materially and adversely affect the Company's ability to account for the Merger using "recap accounting". To assist the Company in qualifying for "recap accounting" treatment, certain of the Management Buyers have agreed to retain certain of their shares of Common Stock in the Merger in lieu of receiving cash therefor. In connection with the stockholder vote on the Merger Agreement, stockholders of the Company will be offered the opportunity to retain all, but not less than all, of their shares of Common Stock in the Merger in lieu of receiving cash therefor. The Merger Agreement provides that an aggregate of 205,000 shares of Common Stock may be retained in the Merger by stockholders other than the Management Buyers; in the event holders of more than 205,000 shares of Common Stock elect to retain their shares, the number of shares to be retained by such stockholders will be reduced on a pro rata basis to an aggregate of 205,000 shares. If holders of fewer than 205,000 shares of Common Stock elect to retain their shares, the Epstein Family and Patricof have agreed to retain, on a pro rata basis, a number of their shares of Common Stock equal to 205,000 minus the number of shares of Common Stock that stockholders other than the Management Buyers have elected to retain.

The Board of Directors of the Company has, by unanimous vote of the directors voting, approved the Merger Agreement and the UK Agreement. Both transactions are expected to close in the fourth quarter of this year.

The Company has "put" and "call" arrangements relating to the outstanding shares of each of Xpedite UK, Xpedite Systems, GmbH ("Xpedite Germany") and Xpedite Systems, S.A. ("Xpedite France"), (collectively "the European Affiliates"). The purchase prices payable in connection with the exercise of such "put" or "call" options is based on, among other things, the achievement of certain financial results as set forth in the put and call agreements. The Company has also been granted a "special option" to purchase approximately 17% of the outstanding shares of Xpedite Germany from a current shareholder at a cost of approximately $27,000. While the Company expects to purchase Xpedite UK simultaneously with the closing of the Merger, in the event the UK Agreement is terminated for any reason, the "put" and "call" options with respect to Xpedite UK will continue to be exercisable (with certain amendments to the "MC" and "CP" components of the formula utilized to calculate the purchase price payable by the Company in connection with any such exercise, as set forth in the Xpedite UK Agreement).

Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings as of the twelve months ended June 30, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $90.6 million. The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

Xpedite Germany has recently produced operating results indicating they may attain the minimum earnings required in order to enable the exercise of the put or call option under the Xpedite Germany agreement in 1998. Assuming that Xpedite Germany achieves the minimum amount of earnings of $0.9 million (at current exchange rates) and utilizing the Company's stock price and earnings as of the twelve months ended June 30, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $6.8 million, after utilization of the "special option" (not including assumption of debt). The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next eighteen months. However, assuming that Xpedite France achieves the minimum amount of earnings of $0.9 million (at current exchange rates) and utilizing the Company's stock price and earnings as of the twelve months ended June 30, 1997, the purchase price payable in connection with the exercise of 100%
of the put option would be approximately $9.3 million. The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

If exercised, the purchase price payable in connection with the "put" and "call" option with respect to Xpedite Germany is payable in any combination of cash, negotiable securities, or Common Stock of the Company. The "put" and "call" option with respect to Xpedite France is payable 80% in Common Stock of the Company and 20% in cash or negotiable securities. In addition to the foregoing, the Company may purchase one or more of the European Affiliates pursuant to negotiations with the stockholders thereof (a "Negotiated Purchase"). The Company has had preliminary discussions with each of the European Affiliates about this possibility.

The Company believes that its sources of capital, including internally generated funds, and cash available pursuant to its Credit Facility would be adequate to satisfy its current debt requirements.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 15, 1997, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected two Class 1 Directors to serve until the 2000 annual meeting. The results of the voting were as follows:

              NAME                             FOR                ABSTAIN
              ----                             ---                -------
              Philip A. Campbell            7,111,985              1,355
              Robert Chefitz                7,111,985              1,355

The remaining Directors of the Company are Roy B. Andersen, Jr., John C. Baker and David Epstein.

     In addition, the shareholders ratified and approved the appointment of Ernst & Young LLP as the Registrant's Independent Public Accountants, for the fiscal year ended December 31, 1997. The results of the voting were as follows:

                         FOR               AGAINST             WITHHELD
                      7,113,040              300                   0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              2.1*    Agreement and Plan of Merger, dated as of August 8,
                      1997, by and between the Registrant and Acquisition Corp.

              2.2*    Share Purchase  Agreement,  dated as of August 8, 1997,
                      among  UK  Acquisition  Corp.,   Xpedite  UK,  and  the
                      Shareholders of Xpedite UK.

              4.1* Stockholder Agreement, dated as of August 8, 1997, among the Registrant, Acquisition Corp. and Roy B. Andersen, Jr.

              27.1    Financial Data Schedule

                      * incorporated by reference from the Registrant's Current Report on Form 8-K filed August 12, 1997

          (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   XPEDITE SYSTEMS, INC.
                                       (Registrant)


DATE: August 13, 1997               /S/ ROBERT S. VATERS
                                  ----------------------
                                  Robert S. Vaters
                                  Executive Vice President, Finance
                                  and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)