Form 10-Q
period 1997-09-30
XPEDITE SYSTEMS INC
filed 1997-11-14
CIK 854009

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                 (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _______

Commission File Number 0-23394

                                XPEDITE SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)




         Delaware                                     22-2903158
---------------------------------      --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)



One Industrial Way West
Eatontown, New Jersey                                  07724
----------------------------------------          -----------------
(Address of principal executive offices)             (Zip Code)



                            (732) 389-3900
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



                446 Highway 35, Eatontown, New Jersey 07724
---------------------------------------------------------------------------
              (Former name, former address and former fiscal
                   year, if changed since last report)

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

    Common Stock, $.01 Par Value, 9,069,105 shares as of November 7, 1997

                             XPEDITE SYSTEMS, INC.

                                   - INDEX -


                                                      PAGE NO.
                                                      --------
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets--September 30, 1997 and       3
  December 31, 1996

Consolidated Statements of Operations--Nine and three     4
  months ended September 30, 1997 and 1996

Consolidated Statement of Stockholders' Equity-- Nine     5
  months ended September 30, 1997

Consolidated Statements of Cash Flows--Nine months ended  6
  September 30, 1997 and 1996

Notes to Consolidated Financial Statements                7

ITEM 2--Management's Discussion and Analysis of           9
  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

ITEM 1--Legal Proceedings                                 16

ITEM 6--Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                17

    PART I                       Xpedite Systems, Inc.
    ITEM 1.                   Consolidated Balance Sheets


                                        ASSETS

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
 Current assets:                                                                        (unaudited)
   Cash and cash equivalents.......................................................  $   3,856,584  $   6,679,970
   Accounts receivable, net of reserve for allowances and doubtful accounts of
    $2,172,000 at September 30, 1997 and $1,851,000 at December 31, 1996...........     29,711,404     25,749,334
   Deferred income taxes...........................................................      1,903,694      1,903,694
   Other current assets............................................................      3,714,860      4,290,034
                                                                                     -------------  -------------
       Total current assets........................................................     39,186,542     38,623,032

Property, plant and equipment, net.................................................     22,837,557     20,500,426
Customer lists, net of accumulated amortization of $2,926,000 at September 30, 1997
 and $2,004,000 at December 31, 1996..............................................       7,706,801      8,232,144
Purchased software, net of accumulated amortization of $3,517,000 at September 30,
 1997 and $2,027,000 at December 31, 1996.........................................       2,536,118      3,156,044
Costs in excess of fair value of net assets acquired, net of accumulated amortization of $1,921,000 at September 30, 1997 and $1,180,000 at December 31,
  1996.............................................................................      9,686,240     10,609,687
Investments in affiliates, at cost.................................................      2,247,711      2,168,248
Loans to affiliate.................................................................      3,662,161      3,452,580
Deferred income taxes..............................................................      1,879,917      1,879,917
Other assets.......................................................................      4,173,221      2,569,510
                                                                                     -------------  -------------
      Total........................................................................  $  93,916,268  $  91,191,588
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................................................  $   7,145,685  $  10,067,510
    Accrued expenses...............................................................     12,937,749      8,721,801
    Current portion of long-term debt..............................................      6,283,011      7,763,459
    Current portion of capital lease obligations...................................        271,235        241,995
    Income taxes payable...........................................................      5,483,421      7,131,347
    Other current liabilities......................................................        268,138        223,818
                                                                                     -------------  -------------
       Total current liabilities...................................................     32,389,239     34,149,930

Long-term debt.....................................................................     22,509,940     27,146,147
Long-term portion of capital lease obligations.....................................        312,193        326,686
Deferred income taxes..............................................................      3,590,914      3,692,134
Other liabilities..................................................................        782,668        739,492

Stockholders' equity:

  Preferred stock, $.01 par value, authorized 1,000,000; none issued and outstanding
   at September 30, 1997 and December 31, 1996......................................       --             --
  Common Stock, $.01 par value, authorized 15,000,000; issued and outstanding
   9,107,563 at September 30, 1997, and 8,903,240 shares at December 31, 1996.......        91,076         89,032
  Additional paid-in capital........................................................    65,672,071     64,782,539
  Accumulated deficit...............................................................   (29,893,545)   (39,431,890)
  Cumulative translation adjustment.................................................    (1,322,288)       (86,482)
  Less: Treasury stock; 72,000 shares at September 30, 1997, and December 31, 1996;
   at cost..........................................................................      (216,000)      (216,000)
                                                                                     -------------  -------------
      Total stockholders' equity....................................................    34,331,314     25,137,199
                                                                                     -------------  -------------

      Total........................................................................  $  93,916,268  $  91,191,588
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See notes to consolidated financial statements.

                              Xpedite Systems, Inc.
                   Consolidated Statements of Operations
                                  (unaudited)

                                                           NINE MONTHS ENDED             THREE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                      ----------------------------  ----------------------------

                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------

Net revenues:
  Domestic service revenues...........................  $  75,134,253  $  57,931,365  $  25,900,159  $  20,132,396
  International service revenues......................     43,242,148     31,384,851     15,725,912     11,168,384
  System sales and other..............................      4,006,888      5,451,028      1,014,595      1,870,473
                                                        -------------  -------------  -------------  -------------
      Total net revenues..............................    122,383,289     94,767,244     42,640,666     33,171,253

Cost of sales:
  Operations, line charges and support engineering....     57,543,978     41,393,892     19,787,261     14,715,966
  Cost of sales of systems............................      1,228,901      2,021,610        209,962        461,992
                                                        -------------  -------------  -------------  -------------
  Total cost of sales (exclusive of depreciation and
   amortization shown separately below)..............     58,772,879     43,415,502     19,997,223     15,177,958
                                                        -------------  -------------  -------------  -------------

Operating expenses:
  Selling and marketing..............................     27,975,775     20,704,174      9,635,021      7,399,286
  General and administrative.........................      6,818,266      6,172,830      2,385,154      2,158,328
  Research and development...........................      3,655,114      3,687,757      1,242,097      1,204,361
  Depreciation and amortization......................      7,389,830      5,515,645      2,606,815      2,017,341
                                                       -------------  -------------  -------------  -------------
      Total operating expenses.......................     45,838,985     36,080,406     15,869,087     12,779,316
                                                       -------------  -------------  -------------  -------------

Operating income....................................     17,771,425     15,271,336      6,774,356      5,213,979

Interest income.....................................        289,615        356,137        112,969        110,706
Interest expense....................................     (2,129,336)    (2,826,175)      (695,092)      (823,284)
Other income........................................         56,154        146,773        132,963         16,712
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................     15,987,858     12,948,071      6,325,196      4,518,113
Income tax expense..................................      6,392,888      5,276,302      2,520,153      1,815,485
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $   9,594,970  $   7,671,769  $   3,805,043  $   2,702,628
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net income per Common Share.........................  $        1.03  $        0.91  $        0.41  $        0.30
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Weighted average shares outstanding.................      9,359,100      8,415,100      9,391,500      8,890,800
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                  See notes to consolidated financial statements.

                              Xpedite Systems, Inc.
                  Consolidated Statement of Stockholders' Equity
                                  (unaudited)

                                       COMMON STOCK      ADDITIONAL                 CUMULATIVE      TREASURY STOCK
                                  ----------------------   PAID-IN    ACCUMULATED   TRANSLATION  --------------------
                                    SHARES     AMOUNT      CAPITAL      DEFICIT     ADJUSTMENT    SHARES     AMOUNT      TOTAL
                                  ---------  -----------  ------------  -----------  ---------  ---------  ----------   -------

BALANCE, DECEMBER 31, 1996......  8,903,240   $  89,032    $64,782,539  $(39,431,890) $ (86,482)   (72,000) $ (216,000) $25,137,199

Exercise of stock options.......    187,491       1,876        572,880       --          --         --          --          574,756
Issuance of performance stock
  options.......................     19,582         196           (196)      --          --         --          --           --
Deferred compensation cost......     --          --            318,195       --          --         --          --          318,195
Treasury stock acquired.........     --          --             --           --          --         (2,750)    (58,000)     (58,000)
Retirement of treasury stock....     (2,750)        (28)        (1,347)      (56,625)    --          2,750      58,000       --
Cumulative translation
  adjustment....................     --          --             --           --      (1,235,806)    --         --        (1,235,806)
Net income......................     --          --             --         9,594,970     --         --          --        9,594,970
                                  ---------  -----------  ------------  -----------  ---------  ---------  ----------  ------------
BALANCE, JUNE 30, 1997..........  9,107,563   $  91,076    $65,672,071 $(29,893,545)$(1,322,288)  (72,000) $ (216,000)  $34,331,314
                                  ---------  -----------  ------------  -----------  ---------  ---------  ----------  ------------
                                  ---------  -----------  ------------  -----------  ---------  ---------  ----------  ------------

                  See notes to consolidated financial statements.

                                Xpedite Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------

                                                                                           1997          1996
                                                                                       ------------  -------------

OPERATING ACTIVITIES:

Net income...........................................................................  $  9,594,970  $   7,671,769
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................     8,058,079      6,119,053
  Other non-cash losses..............................................................       266,615        182,001
  Deferred income taxes..............................................................      (101,220)        60,076
Change in operating assets and liabilities:
  Accounts receivable................................................................    (4,397,954)    (6,768,726)
  Other current assets...............................................................      (227,488)    (2,177,846)
  Other assets.......................................................................    (1,929,135)       (76,960)
  Accounts payable...................................................................    (2,646,727)    (2,834,878)
  Accrued expenses...................................................................     4,453,369      2,743,952
  Other liabilities..................................................................      (186,354)       795,355
  Income taxes payable...............................................................    (1,320,349)     1,372,843
                                                                                       ------------  -------------
Net cash provided by operating activities............................................    11,563,806      7,086,639
                                                                                       ------------  -------------

INVESTING ACTIVITIES:
 Acquisition of property, equipment, purchased software..............................    (8,192,079)    (7,540,912)
 Acquisition of businesses...........................................................       --          (2,914,692)
 Investments in affiliates...........................................................       (84,340)    (1,630,928)
 Loans to affiliate..................................................................      (209,581)      (842,594)
                                                                                       ------------  -------------
Net cash used in investing activities................................................    (8,486,000)   (12,929,126)
                                                                                       ------------  -------------

FINANCING ACTIVITIES:
 Proceeds from loans and notes payable...............................................       --           2,201,187
 Repayments of loans and notes payable...............................................    (5,978,672)    (8,412,248)
 Repayments of capital lease obligations.............................................      (197,503)      (176,897)
 Net proceeds from issuance of Common Stock..........................................       573,382     10,484,304
                                                                                       ------------  -------------
Net cash (used in) provided by financing activities..................................    (5,602,793)     4,096,346
                                                                                       ------------  -------------

Effect of exchange rate changes on cash..............................................      (298,399)      (118,841)
                                                                                       ------------  -------------
Decrease in cash and cash equivalents................................................    (2,823,386)    (1,864,982)
Cash and cash equivalents at beginning of period.....................................     6,679,970      9,076,250
                                                                                       ------------  -------------
Cash and cash equivalents at end of period...........................................  $  3,856,584  $   7,211,268
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                  See notes to consolidated financial statements.

                     Notes to Consolidated Financial Statements
                                    (unaudited)

1. BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Xpedite Systems, Inc. annual report on Form 10-K for the year ended December 31, 1996. Certain prior years amounts have been reclassified to conform with the current year presentation.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter and nine months ended September 30, 1997 of $0.02 and $0.05 per share, respectively, and an increase in primary earnings per share for the third quarter and nine months ended September 30, 1996 of $0.02 and $0.05 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2. OFFERS TO PURCHASE THE COMPANY

    The Company and Xpedite Acquisition Corp., a Delaware corporation ("Acquisition Corp."), whose stockholders include UBS Capital II LLC, Fenway Partners Capital Fund, L.P., and certain of their affiliates (collectively, the "Investors"), have entered into an Agreement and Plan of Merger dated as of August 8, 1997 (the "Merger Agreement") under which Acquisition Corp. would merge with and into the Company for a cash purchase price of $23.25 per share of common stock, $0.01 par value per share (the "Common Stock") of the Company, which values the Company at approximately $250 million including existing indebtedness.

    Concurrently with the execution of the Merger Agreement, certain stockholders of the Company, including the members of the Board of Directors, certain members of Senior Management (the "Management Buyers"), certain funds managed by Patricof & Co. Ventures, Inc. ("Patricof"), and David, Stuart and Robert Epstein (collectively, the "Epstein Family"), each entered into individual Stockholder Agreements (the "Stockholder Agreements"), dated as of August 8, 1997, with the Company and Acquisition Corp. Each Stockholder Agreement provides, among other things, that the stockholder party thereto will vote his or its shares, among other things, in favor of the merger of Acquisition Corp. with and into the Company (the "Merger"), the approval of the Merger Agreement and the approval of certain amendments to the Company's certificate of incorporation. Pursuant to the Stockholder Agreement, each stockholder gave Acquisition Corp. his or its irrevocable proxy to vote his or its shares, among other things, in favor of the matters referred to above and agrees to certain restrictions on transfer with respect to his or its shares.

    In addition, Xpedite Systems Holdings (UK) Limited, a United Kingdom corporation and a wholly-owned subsidiary of the Company ("UK Acquisition

Corp."), the Company, and the shareholders of Xpedite Systems Limited, a United Kingdom corporation ("Xpedite UK") have entered into a Share Purchase Agreement (the "UK Agreement") dated as of August 8, 1997, pursuant to which UK Acquisition Corp. will acquire all of the outstanding share capital of Xpedite UK for $87 million, subject to certain adjustments (the "UK Acquisition"). The UK Acquisition is expected to be completed simultaneously with the Merger. However, the UK Acquisition is not conditional upon the completion of the Merger. In the event the Merger is not completed, the Company will be required to raise the financing necessary to complete the UK Acquisition.

    The Merger Agreement, which is subject to completion of contemplated financing and the closing of the UK Acquisition, requires shareholder and regulatory approvals. The closing of the Merger Agreement is also subject to, among other things, there being no regulatory change that would materially and adversely affect the Company's ability to account for the Merger using "recap accounting". To assist the Company in qualifying for "recap accounting" treatment, certain of the Management Buyers have agreed to retain certain of their shares of Common Stock in the Merger in lieu of receiving cash therefor. In connection with the stockholder vote on the Merger Agreement, stockholders of the Company will be offered the opportunity to retain all, but not less than all, of their shares of Common Stock in the Merger in lieu of receiving cash therefor. The Merger Agreement provides that an aggregate of 205,000 shares of Common Stock must be retained in the Merger by stockholders other than the Management Buyers. In the event holders of more than 205,000 shares of Common Stock elect to retain their shares, the number of shares to be retained by such stockholders will be reduced on a pro rata basis to an aggregate of 205,000 shares. If holders of fewer than 205,000 shares of Common Stock elect to retain their shares, the Epstein Family and Patricof have agreed to retain an aggregate of 205,000 shares minus the number of shares of Common Stock that stockholders other than the Management Buyers have elected to retain.

    The Board of Directors of the Company has, by unanimous vote of the directors voting (other than Roy B. Andersen, Jr., who did not attend or vote at the meeting to approve the Merger Agreement due to his participation with the Investors in the proposed Merger transaction), approved the Merger Agreement and the UK Agreement. Subject to the disclosure set forth below, both transactions would be expected to close in the fourth quarter of this year, or in the first quarter of 1998.

    On October 24, 1997, Premiere Technologies, Inc. ("Premiere") expressed to the Special Committee of the Board of Directors an unsolicited indication of interest (the "Proposal") that it would be prepared to enter into an agreement pursuant to which it would acquire the Company. Premiere's Proposal was non-binding and subject to certain conditions, including completion of due diligence and a mutually acceptable merger agreement.

    On November 5, 1997, the Company received from Premiere a written offer to acquire the Company (the "Offer") in a stock-for-stock merger transaction (the "Premiere Merger") which Premiere intends to qualify as a "pooling of interests" for accounting purposes and to qualify as a tax-free reorganization. Under the terms of Premiere's offer, each share of the Company's common stock would be converted into $30 of Premiere's common stock, subject to certain adjustments, with the precise exchange ratio to be based on the average trading price of Premiere's common stock prior to closing. On November 11, 1997, Premiere increased the Offer to $34 of Premiere's common stock, subject to certain adjustments, with the precise exchange ratio to be based on the average trading price of Premiere's common stock prior to closing (the "Amended Offer").

    The Offer was and the Amended Offer is subject to certain conditions, including the negotiation of a definitive merger agreement, consummation of the Company's pending acquisition of Xpedite UK, the receipt of assurances from the Company's and Premiere's accountants regarding the ability of Premiere to treat the Premiere Merger as a "pooling of interests" for accounting purposes, the approval by the Company's stockholders of the Premiere Merger and Premiere's stockholders of the issuance of additional shares in the Premiere Merger and the receipt of required antitrust approvals.

    Consistent with its fiduciary duties the Company's Board of Directors, along with its financial and legal advisors, is considering this offer. At this time, the Company's Board of Directors cannot predict whether the Amended Offer will be acceptable to it, whether "pooling of interests" treatment can be obtained for the proposed transaction, whether an agreement will be reached with Premiere on a definitive merger agreement or that Premiere's stockholders will approve the issuance of additional shares in the Premiere Merger.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Nine Months ended September 30, 1997 compared to Nine Months ended September 30, 1996, and Three Months ended September 30, 1997 compared to Three Months ended September 30, 1996

    Net revenues increased by 29.1% to $122.4 million and 28.5% to $42.6 million for the nine and three months ended September 30, 1997, respectively, as compared to the same periods in 1996. For the nine and three months ended September 30, 1997, domestic service revenues increased $17.2 million to $75.1 million and $5.8 million to $25.9 million, respectively, primarily from the efforts of the Company's expanded domestic direct sales force in both penetrating new markets and exploring expanded applications in existing markets. International service revenues for the nine and three months ended September 30, 1997, increased $11.9 million to $43.3 million, and $4.5 million to $15.7 million, respectively, as compared to the same periods in 1996, primarily from the Company's further expansion into international markets.

    Compared to the same periods in 1996, system sales and other net revenues decreased by 26.5% to $4.0 million and 45.8% to $1.0 million for the nine and three months ended September 30, 1997. The decreases were primarily related to fewer sales of system upgrades and expansion equipment. System sales to affiliates were $1.8 million and $3.7 million for the nine months ended September 30, 1997 and 1996, respectively, and $0.4 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively.

    The Company's cost of sales as a percentage of net revenues were 48.0% and 46.9% for the nine and three months ended September 30, 1997, and 45.8% for the same periods in 1996. Cost of service revenues as a percentage of service revenues increased to 48.6% and 47.5% for the nine and three months ended September 30, 1997, as compared to 46.3% and 47.0% for the same periods in 1996. The Company had experienced an increase in the cost of sales associated with the customers acquired from Pacific Star Services Pty Limited ("PacStar"). The Company also identified a number of routing issues, which caused traffic to be delivered at a higher rate than the best cost available on the Xpedite network, and has also increased certain fixed costs associated with leased lines. The Company believes that these factors reduced margins in the first half of 1997, and has taken corrective measures which have lowered and will continue to lower the Company's transmission costs. Cost of system sales and other revenues as a percentage of system sales and other revenues improved from 37.1% for the nine months ended September 30, 1996, to 30.7%, for the same period in 1997, and improved from 24.7% for the three months ended September 30, 1996, to 20.7% for the same period in 1997, primarily as a result of a higher proportion of royalty revenues, which carry higher margins, in the nine months and the three months ended September 30, 1997.

    Selling and marketing expenses increased by 35.1% and 30.2% to $28.0 million and $9.6 million for the nine and three months ended September 30, 1997, as compared to the same periods in 1996. Selling and marketing expenses increased as a percentage of net revenues, to 22.9% and 22.6% for the nine and three months ended September 30, 1997, from 21.8% and 22.3% for the same periods in 1996. The Company increased its direct sales force to a total of 265 individuals at September 30, 1997; compared to 221 individuals at September 30, 1996. As of September 30, 1997, the Company employed 168 of such salespersons in North America and 97 internationally. The Company has also expanded its customer care, sales support, marketing, and product management functions to a total of 142 employees at September 30, 1997.

    General and administrative expenses increased by 10.4% to $6.8 million for the nine months ended September 30, 1997, and by 10.5% to $2.4 million for the three months ended September 30, 1997, as compared to the same period in 1996, due to expanded administrative support for the Company's growth. General and administrative expenses as a percentage of net revenues improved to 5.6% for the nine and three months ended September 30, 1997, as compared with

6.5% for the nine and three months ended September 30, 1996, primarily resulting from consolidation of administrative and financial functions.

    Research and development expenses decreased by 0.9% and increased 3.2% for the nine and three months ended September 30, 1997, to $3.7 million and $1.2 million respectively, as compared to the same periods in 1996. The decreases were primarily due to consolidation and integration of certain research and development functions acquired in November 1995. Research and development expenses as a percentage of net revenues decreased to 3.0% for the nine and three months ended September 30, 1997, from 3.9% and 3.6% for the nine and three months ended September 30, 1996, respectively, primarily due to the Company's increased revenue base.

    Depreciation and amortization increased by 34% to $7.4 million for the nine months ended September 30, 1997, and 29.3% to $2.6 million for the three months ended September 30, 1997, as compared to the same periods in the prior year. The increases in depreciation and amortization are attributable to additional capital equipment for expansion of the Company's systems to support the growth in revenue, combined with depreciation and amortization of tangible and intangible assets related to acquisitions.

    As a result of the above, operating income increased by 16.4% to $17.8 million for the nine months ended September 30, 1997, and 29.9% to $6.8 million for the three months ended September 30, 1997, as compared with the same periods in 1996. Operating income as a percentage of net revenues decreased to 14.5% and improved to 15.9% for the nine and three months ended September 30, 1997, as compared with 16.1% and 15.7% for the nine and three months ended September 30, 1996, respectively.

    Interest income remained relatively constant at $0.3 million for the nine months ended September 30, 1997 and 1996, and $0.1 million for the three months ended September 30, 1997 and 1996. The Company also incurred interest expense of $2.1 million and $0.7 million for the nine and three months ended September 30, 1997, respectively. Interest expense decreased mainly due to a reduction in average borrowings for the nine and three months ended September 30, 1997.

    Income tax expense for the nine and three months ended September 30, 1997, was $6.4 million and $2.5 million, or 40% of income before income taxes, compared to 41% and 40% for the nine and three months ended September 30, 1996.

    As a result of the factors discussed above, the Company's net income increased by 25.1% to $9.6 million for the nine months ended September 30, 1997, and 40.8% to $3.8 million for the three months ended September 30, 1997, as compared with $7.7 million and $2.7 million for the comparable periods in 1996. Although based on a higher average share count, net income per common share increased by 13.2% to $1.03 on 9,359,100 shares outstanding, for the nine months ended September 30, 1997, from $0.91 on 8,415,100 shares outstanding, for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company entered into a credit facility in November 1995, consisting of a $40.0 million term loan and a $5.0 million revolving loan. As of September 30, 1997, the Company had $4.7 million of available borrowings on its revolving loan. The term loan is payable in quarterly installments of $1.25 million (subsequently amended to $1.0 million reflecting the prepayment in August 1996) increasing periodically to $2.25 million with a final payment in August 2001. During the three months ended September 30, 1997, the Company made principal payments on the term loan amounting to $1.25 million, and the balance at September 30, 1997, was $28.25 million. The Company has other notes payable to banks and to a former owner of an entity acquired by the Company totaling $0.2 million at September 30, 1997.

    At September 30, 1997, the Company had approximately $3.9 million in cash and cash equivalents, and working capital of $6.8 million. Operations generated $11.6 million in cash for the nine months ended September 30, 1997, compared to $7.1 million for the same period in 1996.

    Net cash used in investing activities for the nine months ended September 30, 1997, was $8.5 million as compared with $12.9 million for the same period in 1996. The Company's primary capital expenditures are investments in computer systems and equipment, and telecommunications systems.

    At September 30, 1997, the cumulative translation adjustment was approximately $1.3 million. Cumulative translation adjustments result from the process of translating the consolidated financial statements from the functional currencies of each subsidiary into U.S. dollars. The functional currencies of the Registrant's subsidiaries include thirteen different foreign currencies. This translation resulted in an approximate $1.2 million unfavorable cumulative translation adjustment for the nine months ended September 30, 1997. More specifically, in the period from December 31, 1996 to September 30, 1997, all of the foreign currencies that represent functional currencies of the Registrant's subsidiaries were devalued, relative to the U.S. Dollar, including the devaluation of the Australian Dollar, Malaysian Ringgit, Japanese Yen and South Korean Won by approximately 10%, 28%, 4% and 8%, respectively.

    The Company and Xpedite Acquisition Corp., a Delaware corporation ("Acquisition Corp."), whose stockholders include UBS Capital II LLC, Fenway Partners Capital Fund, L.P., and certain of their affiliates (collectively, the "Investors"), have entered into an Agreement and Plan of Merger dated as of August 8, 1997 (the "Merger Agreement") under which Acquisition Corp. would merge with and into the Company for a cash purchase price of $23.25 per share of common stock, $0.01 par value per share (the "Common Stock") of the Company, which values the Company at approximately $250 million including existing indebtedness.

    Concurrently with the execution of the Merger Agreement, certain stockholders of the Company, including the members of the Board of Directors, certain members of Senior Management (the "Management Buyers"), certain funds managed by Patricof & Co. Ventures, Inc. ("Patricof"), and David, Stuart and Robert Epstein (collectively, the "Epstein Family"), each entered into individual Stockholder Agreements (the "Stockholder Agreements"), dated as of August 8, 1997, with the Company and Acquisition Corp. Each Stockholder Agreement provides, among other things, that the stockholder party thereto will vote his or its shares, among other things, in favor of the merger of Acquisition Corp. with and into the Company (the "Merger"), the approval of the Merger Agreement and the approval of certain amendments to the Company's certificate of incorporation. Pursuant to the Stockholder Agreement, each stockholder gave Acquisition Corp. his or its irrevocable proxy to vote his or its shares, among other things, in favor of the matters referred to above and agrees to certain restrictions on transfer with respect to his or its shares.

    In addition, Xpedite Systems Holdings (UK) Limited, a United Kingdom corporation and a wholly-owned subsidiary of the Company ("UK Acquisition Corp."), the Company, and the shareholders of Xpedite Systems Limited, a United Kingdom corporation ("Xpedite UK") have entered into a Share Purchase Agreement (the "UK Agreement") dated as of August 8, 1997, pursuant to which UK Acquisition Corp. will acquire all of the outstanding share capital of Xpedite UK for $87 million, subject to certain adjustments (the "UK Acquisition"). The UK Acquisition is expected to be completed simultaneously with the Merger. However, the UK Acquisition is not conditional upon the completion of the Merger. In the event the Merger is not completed, the Company will be required to raise the financing necessary to complete the UK Acquisition.

    The Merger Agreement, which is subject to completion of contemplated financing and the closing of the UK Acquisition, requires shareholder and regulatory approvals. The closing of the Merger Agreement is also subject to, among other things, there being no regulatory change that would materially and adversely affect the Company's ability to account for the Merger using "recap accounting". To assist the Company in qualifying for "recap accounting" treatment, certain of the Management Buyers have agreed to retain certain of their shares of Common Stock in the Merger in lieu of receiving cash therefor. In connection with the stockholder vote on the Merger Agreement, stockholders of the Company will be offered the opportunity to retain all, but not less than all, of their shares of Common Stock in the Merger in lieu of receiving cash therefor. The Merger Agreement provides that an aggregate of 205,000 shares of Common Stock must be retained in the Merger by stockholders other than the Management Buyers. In the event holders of more than 205,000 shares of Common Stock elect to retain their shares, the number of shares to be retained by such stockholders will be reduced on a pro rata basis to an aggregate of 205,000 shares. If holders of fewer than 205,000 shares of Common Stock elect to retain their shares, the Epstein Family and Patricof have agreed to retain an aggregate of 205,000 shares minus the number of shares of Common Stock that stockholders other than the Management Buyers have elected to retain.

    The Board of Directors of the Company has, by unanimous vote of the directors voting (other than Roy B. Andersen, Jr., who did not attend or vote at the meeting to approve the Merger Agreement due to his participation with the Investors in the proposed Merger transaction), approved the Merger Agreement and the UK Agreement. Subject to the disclosure set forth below, both transactions would be expected to close in the fourth quarter of this year, or in the first quarter of 1998.

    On October 24, 1997, Premiere Technologies, Inc. ("Premiere") expressed to the Special Committee of the Board of Directors an unsolicited indication of interest (the "Proposal") that it would be prepared to enter into an agreement pursuant to which it would acquire the Company. Premiere's Proposal was non-binding and subject to certain conditions, including completion of due diligence and a mutually acceptable merger agreement.

    On November 5, 1997, the Company received from Premiere a written offer to acquire the Company (the "Offer") in a stock-for-stock merger transaction (the "Premiere Merger") which Premiere intends to qualify as a "pooling of interests" for accounting purposes and to qualify as a tax-free reorganization. Under the terms of Premiere's offer, each share of the Company's common stock would be converted into $30 of Premiere's common stock, subject to certain adjustments, with the precise exchange ratio to be based on the average trading price of Premiere's common stock prior to closing. On November 11, 1997, Premiere increased the Offer to $34 of Premiere's common stock, subject to certain adjustments, with the precise exchange ratio to be based on the average trading price of Premiere's common stock prior to closing (the "Amended Offer").

    The Offer was and the Amended Offer is subject to certain conditions, including the negotiation of a definitive merger agreement, consummation of the Company's pending acquisition of

Xpedite UK, the receipt of assurances from the Company's and Premiere's accountants regarding the ability of Premiere to treat the Premiere Merger as a "pooling of interests" for accounting purposes, the approval by the Company's stockholders of the Premiere Merger and Premiere's stockholders of the issuance of additional shares in the Premiere Merger and the receipt of required antitrust approvals.

    Consistent with its fiduciary duties the Company's Board of Directors, along with its financial and legal advisors, is considering this offer. At this time, the Company's Board of Directors cannot predict whether the Amended Offer will be acceptable to it, whether "pooling of interests" treatment can be obtained for the proposed transaction, whether an agreement will be reached with Premiere on a definitive merger agreement or that Premiere's stockholders will approve the issuance of additional shares in the Premiere Merger.

    Xpedite UK reported net revenues, EBITDA and net income of L16.3 million, L5.2 million and L3.4 million ($25.5, $8.2 and $5.3 US dollar equivalents, respectively, using average exchange rates) for the year ended December 31, 1996. In conjunction with the acquisition of Xpedite UK and the Merger, the Company expects to incur a significant amount of indebtedness, including a bank credit facility that has final maturity in seven years; subordinated notes due in ten years and redeemable preferred stock which will be subject to mandatory redemption by the Company beginning eleven years after issuance. Management expects the upward trend in revenue and gross margin of the Company and Xpedite UK to continue as management's expectations are in line with the financial model prepared by Merrill Lynch in connection with the Merger.

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

    Assuming that Xpedite UK continues its current earnings trend, and utilizing the Company's stock price and earnings as of the twelve months ended September 30, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite UK would be approximately $110.1 million. The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

    Xpedite Germany has recently produced operating results indicating it may attain the minimum earnings required in order to enable the exercise of the put or call option under the Xpedite Germany agreement in early 1998. Assuming that Xpedite Germany achieves the minimum amount of earnings of $1.0 million (at current exchange rates) and utilizing the Company's stock price and earnings as of the twelve months ended September 30, 1997, the purchase price payable in connection with the exercise of 100% of the put option with respect to Xpedite Germany would be approximately $8.3 million, after utilization of the "special option" (not including assumption of debt). The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

    Xpedite France has not met the minimum amount of earnings necessary for the put or call option to be exercisable, and therefore, due to the uncertainties as to the ability of Xpedite France to achieve the required financial results in the future, and the uncertainty of future events, the Company does not consider the exercise of these options to be probable during the next twelve months. However, assuming that Xpedite France achieves the minimum amount of earnings of $1.0 million (at current exchange rates) and utilizing the Company's stock price and earnings as of the twelve months ended September 30, 1997, the purchase price payable in connection with the exercise of 100% of the put option would be approximately $11.4 million. The actual amount of the purchase price will more than likely differ from this amount due to (1) the variable factors used to determine the purchase price; and/or (2) the possibility of changes in the Company's capital structure, and/or its continued status as a publicly traded company.

    If exercised, the purchase price payable in connection with the "put" and "call" option with respect to Xpedite Germany is payable, at the Company's option, in any combination of cash, negotiable securities, or Common Stock of the Company. The "put" and "call" option with respect to Xpedite France is payable in any combination of cash, negotiable securities or Common Stock of the Company, at the Company's option. In addition to the foregoing, the Company may purchase one or more of the European Affiliates pursuant to negotiations with the stockholders thereof. The Company has had preliminary discussions with each of the European Affiliates about this possibility, has agreed to purchase Xpedite UK and is currently involved in negotiations for the purchase of a majority of the shares of Xpedite Germany not currently owned by the Company or subject to the Company's option to purchase a portion of such shares. There can be no assurances that the purchase of shares of Xpedite Germany by the Company will be consummated.

    The Company believes that its sources of capital, including internally generated funds, and cash available pursuant to its Credit Facility would be adequate to satisfy its current debt requirements.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

PATENT DISPUTE

    In July 1996, Xpedite received a letter from counsel for AudioFAX IP LLC ("AudioFAX"), which informed Xpedite that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business entitled "Facsimile Telecommunications Systems and Method" (the "Patents"), and inquired as to Xpedite's interest in obtaining a license to use the Patents. Xpedite has reviewed the Patents, obtained certain legal opinions with respect to the Patents and concluded that it is not necessary to obtain a license to the Patents. AudioFAX has continued to pursue licensing of the Patents by Xpedite. Management cannot predict the outcome of this matter, including but not limited to whether or not AudioFAX will commence a lawsuit against Xpedite in order to induce Xpedite to enter into a license to use the Patents; however, management believes that the resolution of such matter will not have a material adverse effect on Xpedite's financial position or results of operations.

SHAREHOLDER LITIGATION

    The Company and the individual members of the Board of Directors and certain of its executive officers have been named as defendants in three lawsuits filed in Court of Chancery of the State of Delaware in connection with the Merger. In these proceedings the plaintiffs, on behalf of themselves and other Xpedite stockholders, primarily assert that the members of the Board of Directors have failed to maximize shareholder value and have breached their fiduciary duties and that the Merger does not provide sufficient value to the Company and its Stockholders. The plaintiffs seek, among other things, to enjoin the Merger. The Company has consulted with counsel and believes that each of these lawsuits is without merit and, accordingly, does not expect these lawsuits to have a material adverse affect on the Company or the Merger.

    In July 1997, certain limited partners in a group of limited partnerships (the "Partnerships") filed in the Superior Court of the State of New Jersey a derivative action against the Company, on behalf of the Partnerships, alleging, among other things, that the Company had breached certain license agreements dated August 1, 1986 (the "License Agreements") between the Company and the Partnerships by failing to pay royalties to the Partnerships which were alleged to be due under the License Agreements, and requesting $2 million in damages. The Company believes that the plaintiffs' claims are without merit and has, among other things, moved to dismiss this action.

    In addition, the Company is involved from time to time in routine legal matters incidental to the business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           27.1 Financial Data Schedule

       (b) Reports on Form 8-K:

           Item 5 filed on August 12, 1997.

                                   SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          XPEDITE SYSTEMS, INC.
                              (Registrant)




DATE: November 13, 1997      /s/ ROBERT S. VATERS
                             ----------------------------
                             Robert S. Vaters
                             Executive Vice President, Finance
                             and Chief Financial Officer
                             (Principal Accounting and Financial Officer)